Form 10-Q
period 1995-09-30
TGX CORP
filed 1995-11-14
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----
           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________
Commission file number 0-10201

                                TGX CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    72-0890264
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      222 Pennbright, Suite 200
       Houston, Texas                                   77090
(Address of principal executive offices)               (Zip Code)

                                 (713) 872-0500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----      _____

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No
                          -----     _____

     As of November 13, 1995 there were 24,956,033 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
          Report on Form 10-Q For The Quarter Ended September 30, 1995

                                     Index

                                                                            Page

Part I. Financial Information..............................................  3

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet -
             September 30, 1995 and December 31, 1994......................   4

             Consolidated Statement of Operations -
             Three and Nine Month Periods Ended September 30, 1995 and 1994   5

             Consolidated Statement of Cash Flows -
             Three and Nine Month Ended September 30, 1995 and 1994........   6

             Notes to Consolidated Financial Statements (Unaudited)........   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  13

Part II. Other Information.................................................  18

                                TGX Corporation
          Report on Form 10-Q For the Quarter Ended September 30, 1995

                         Part I.  Financial Information


Item 1.                 FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of the Company's management, these interim financial statements contain all adjustments necessary for a fair presentation, in all material respects, of the Company's financial position as of September 30, 1995 and the results of its operations and cash flows for the nine month period ended September 30, 1995. Results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited) Note 1


                                                 September 30,   December 31,
(In thousands, except for share data)                 1995           1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                            $    260       $    676
 Accounts receivable, net                                  962          1,206
 Accounts receivable from affiliates, net                  100            504
 Other current assets                                       76             60
--------------------------------------------------------------------------------
 Total current assets                                    1,398          2,446
--------------------------------------------------------------------------------
Property and equipment:
 Oil and natural gas properties                         10,661         10,407
 Other property and equipment                              209            157
 Accumulated depletion, depreciation and amortization   (3,928)        (3,307)
--------------------------------------------------------------------------------
 Property and equipment, net                             6,942          7,257
--------------------------------------------------------------------------------
Investment in Comite Field Plant Venture                   783            878
Other assets                                                58             95
--------------------------------------------------------------------------------
 Total other assets                                        841            973
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $  9,181       $ 10,676
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities             $  2,813          3,515
 Accounts payable to affiliates                             43            242
 Notes payable - Note 3                                      -            171
--------------------------------------------------------------------------------
 Total current liabilities                               2,856          3,928
--------------------------------------------------------------------------------
Long-term debt - Note 3                                    200          1,150
--------------------------------------------------------------------------------
  Total liabilities                                      3,056          5,078
--------------------------------------------------------------------------------

Commitments and Contingencies - Note 4
Redeemable Senior Preferred Stock, 7,484,656 shares
 issued, 1,494,590 shares to be issued; redemption
 $89,792,000                                            58,190         44,602
--------------------------------------------------------------------------------
Stockholders' deficit:
 9% Cumulative Convertible Preferred stock, 300,000
  shares issued plus 151,000 shares to be issued for
  dividends                                                451            431
Common stock, 28,976,791 shares issued
  and 24,956,033 outstanding                               290            290
Additional paid-in capital                               1,361          1,179
Accumulated deficit                                    (54,167)       (40,904)
--------------------------------------------------------------------------------
  Total stockholders' deficit                          (52,065)       (39,004)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $  9,181       $ 10,676
================================================================================


     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1

                                                      Three Months                Nine Months
                                                    Ended September 30,         Ended September 30,
(In thousands, except per share data)                 1995      1994            1995         1994
-----------------------------------------------------------------------------------------------------
REVENUE
-----------------------------------------------------------------------------------------------------
Oil and natural gas production                     $   830      $ 1,296      $  2,492       $ 3,285
Natural gas gathering                                   72           64           197           243
Share of earnings of natural gas treating plant        142          112           358           312
Other, net (Note 5)                                    197           (9)          290         1,013
-----------------------------------------------------------------------------------------------------
                                                     1,241        1,463         3,337         4,853
-----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                     503          827         1,492         1,771
Depletion, depreciation and amortization               249          790           620         1,754
General and administrative expenses                    253          239           835         1,354
Exploration costs                                       19            -            57             -
Interest                                                13           43            71           631
-----------------------------------------------------------------------------------------------------
                                                     1,037        1,899         3,075         5,510
-----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX
 BENEFIT AND EXTRAORDINARY GAIN                        204         (436)          262          (657)
Income tax benefit                                     150            -           150             -
-----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                354         (436)          412           (657)
Extraordinary gain - Note 3                              -        4,288            93          4,288
-----------------------------------------------------------------------------------------------------
NET INCOME                                             354        3,852           505          3,631
Accretion of Senior Preferred redemption value      (1,532)      (1,020)       (3,585)        (2,906)
Preferred stock dividends, net                      (3,431)      (2,717)      (10,181)        (8,063)
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCK                                      $(4,609)     $   115      $(13,261)       $(7,338)
=====================================================================================================
PER SHARE OF COMMON STOCK AMOUNTS:
  Before extraordinary gain                         $(0.18)      $(0.17)       $(0.53)        $(0.46)
  Extraordinary gain                                     -         0.17             -           0.17
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $(0.18)       $0.00        $(0.53)        $(0.29)
-----------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                   24,956       25,314        24,956         25,314
=====================================================================================================




     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1

                                                        Nine Months Ended
                                                           September 30,
(In thousands)                                          1995         1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                     $   412     $   (657)
Adjustments to reconcile net income (loss)
 before extraordinary gain to cash provided by
 operating activities:
   Depletion, depreciation and amortization               620        1,754
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable           244         (140)
     Decrease in accounts receivable from affiliates, net 205          782
     Decrease (increase) in other current assets          (16)      15,145
     Decrease in accounts payable and accrued expenses   (702)      (4,730)
-------------------------------------------------------------------------------
     Net cash provided by operating activities            763       12,154
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                    (306)        (418)
 Proceeds from asset sale, net                              -        1,244
 (Increase) decrease in other assets                      155          (65)
--------------------------------------------------------------------------------
    Net cash provided by (used by) investing activities  (151)         761
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Advances pursuant to Revolving Credit Facility           350        1,725
 Principal payments on long-term debt                  (1,300)     (15,128)
 Principal payments on notes payable                      (78)         (83)
--------------------------------------------------------------------------------
   Net cash used by financing activities               (1,028)     (13,486)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (416)        (571)
Cash and cash equivalents at beginning of period          676        1,220
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   260     $    649
================================================================================
Supplemental Disclosure of Non-Cash
 Financing Activities:
  Forgiveness of bank debt and other notes payable    $    93     $  4,288


     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

          TGX Corporation ("TGX") and subsidiaries (collectively, the
"Company"), is a domestic   independent energy company engaged in the production
of oil and natural gas.  The Company is also   engaged in intrastate natural gas
gathering and treating.

          On February 22, 1990, TGX filed a voluntary petition in the United
States Bankruptcy Court for   the Western District of Louisiana, Shreveport
Division (the "Bankruptcy Court") for reorganization   pursuant to Chapter 11,
Title 11 of the United States Code (the "Reorganization Proceeding"). On January 7, 1992, the Bankruptcy Court confirmed an Amended Plan of
Reorganization ("Plan") for   TGX, and the confirmation order became effective
on January 21, 1992 (the "Effective Date").  On   September 21, 1992, the
Bankruptcy Court determined that the Plan had been substantially   consummated,
and the Bankruptcy Court's order of substantial consummation became final and nonappealable on October 2, 1992.

          As a result of the substantial consummation of the Plan and due to (i)
the reallocation of the   voting rights among the equity interests owners and
(ii) the Reorganization Value, as defined below,   of TGX's assets being less
than the total of all post-petition liabilities and allowed claims, the effects of the Reorganization Proceeding were accounted for in accordance with the fresh
start reporting   standards promulgated under the American Institute of
Certified Public Accountants Statement of   Position 90-7 "Financial Reporting
by Entities in Reorganization Under the Bankruptcy Code" ("SOP   90-7").

          In conjunction with implementing fresh start reporting, a
reorganization value ("RV") of the   Company's assets and liabilities as of
October 2, 1992 was determined by management in the   following manner:

     The RV of proved oil and natural gas properties and other related assets
     was   determined based on future net revenues discounted to present value
     utilizing a rate   of twenty percent (20%).  For proved undeveloped
     properties, the RV was   determined to be fifty percent (50%) of discounted
     future net revenues.  For the   purpose of calculating future net revenues
     of oil and natural gas properties, current   oil and natural gas prices
     were escalated at five percent (5%) per annum to certain   maximum amounts
     and current operating costs and expenses were escalated at   four (4%) per
     annum for the economic life of the properties. The initial price for natural gas dedicated under the contract with National Fuel Gas
     Distribution   Corporation ("NFG"), which is currently a matter being
     litigated, was equal to ninety   percent (90%) of the rolling twelve month
     average price for No. 6 fuel oil in the   Buffalo, New York area (the "90%
     of No. 6 Fuel Oil Price"). The RV of oil and natural   gas properties also
     included $2,905,000 attributable to the difference, plus interest, between the price that NFG has paid since September 1984 and the 90% of No. 6 Fuel Oil Price.

           Current assets and liabilities were recorded at book value which approximated RV. Long-term liabilities were recorded at the present values of amounts to be paid and the pre-consummation stockholders deficit was adjusted
 to reflect the par value of pre-consummation   equity interests.

          The recorded value of the Series A Senior Preferred Stock ("Senior
Preferred") issued pursuant   to the Plan was determined based on the difference
between the RV of the Company's assets less   the sum of (i) the then present
value of liabilities plus (ii) the par value of pre-consummation equity interests. The accretion of the difference between the recorded value and the
$10 per share   redemption amount of the Senior Preferred has been recorded as a
reduction of income applicable   to common stockholders over a period of
approximately ten (10) years.

          The RV was determined by management on the basis of its best judgment
of what it considered   to be the fair market value ("FMV") of the Company's
assets and liabilities at the time of the valuation   after reviewing relevant
facts concerning the price at which similar assets were being sold between willing buyers and sellers. However, there can be no assurances that the RV and
the FMV are   comparable and the difference between the Company's calculated RV
and the FMV may, in fact, be   material.

          The consolidated financial statements have been prepared on a going
concern basis which   contemplates continuity of operations and realization of
assets and liquidation of liabilities in the   ordinary course of business.

          Certain amounts from the prior year have been reclassified to conform to current year presentation.

          The Senior Preferred has a $10 per share redemption value and has a
provision for a 10% annual   compounded cash dividend, payable quarterly,
provided however, that the payment of such dividend   does not violate Delaware
law or certain loan covenants.  The Company has not paid any dividends   since
the Effective Date of the Plan and based on the current financial position of
the Company and   bank covenants restricting dividend payments, it does not
expect to make any such dividend   payments in the near future.  Subject to
Delaware law, the Senior Preferred must be redeemed no   later than January 21,
2002.  Holders of Senior Preferred have 95% of the voting rights of TGX.  As of September  30, 1995, the redemption value and accrued dividends related to
the Senior Preferred   were $89,792,000 and $35,798,000,  respectively.  The
Senior Preferred dividends must be paid in   full prior to paying any other
dividends.

2.  SALE OF OIL AND NATURAL GAS PROPERTIES AND RELATED ASSETS

          In January 1994, TGX consummated the sale of substantially all of its
New York and Ohio oil and   natural gas properties and related assets to Belden
& Blake Corporation ("BBC") for $16.2 million,   subject to certain adjustments.
The effective date of this transaction was December 1, 1994.   Substantially all
of the net proceeds from this transaction were applied toward the reduction of
TGX's   obligation to the Bank of Montreal (Note 3).  In conjunction with the
BBC transaction, TGX assigned   to BBC its contract with  NFG pursuant to which
a substantial portion of TGX's New York natural gas   production was marketed.
The assignment of TGX's contract with NFG was made with certain   reservations
relating to the litigation and administrative proceedings between TGX and NFG.

3.  LONG-TERM DEBT AND NOTES PAYABLE

          As of September 30, 1995 and December 31, 1994, the components of long-term debt were:


                                 September 30,  December 31,
(Thousands of dollars)               1995           1994
------------------------------------------------------------
Bank borrowings:
Revolving credit (secured)           $ 200        $1,150
Less current maturities                  -             -
------------------------------------------------------------
Long-term debt                       $ 200        $1,150
============================================================

    On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. Pursuant to the restructuring, Bank One established a borrowing-based facility of $2,350,000 under which the Company immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. The Bank One debt represents the only long term debt outstanding at September 30, 1995 and December 31, 1994 and is secured by substantially all of the Company's oil and gas properties. The Bank One facility at September 30, 1995 had a borrowing base availability of $2,240,000 which is reduced by $53,000 per month and is redetermined every six months or at Bank One's discretion. The loan is repayable in 36 months through monthly principal reductions. The Bank One facility requires the maintenance of certain financial ratios including an adjusted working capital ratio, a tangible net worth ratio, including Senior Preferred stock, and other financial ratios. The Company was in compliance with all financial ratios and covenants at September 30, 1995, but can give no assurance that it will be able to continually meet the Bank One facility ratios and covenants.

    In conjunction with the debt restructuring, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's currently pending litigation with NFG pursuant to the NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 of its outstanding indebtedness, including legal transaction costs incurred by BMO, to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security, and the Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). Pursuant to agreement, after repayment of the outstanding BMOF note from NFG Litigation proceeds, if any, BMOF will, in certain instances, after the Company has received the same amount as was paid to BMOF, be entitled to receive up to 50% interest in certain additional litigation proceeds. If NFG Litigation proceeds are insufficient to repay the BMOF note, plus applicable interest, the
Company will have no further obligation for such repayment.   Since the BMO loan
has no recourse, the Company recognized an extraordinary gain from debt forgiveness, net of expenses, of $4,260,000 in the third quarter of 1994. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date and bears interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead, the Company will pay interest in kind through the issuance of additional notes to BMOF. As of September 30, 1995, accrued interest pursuant to the BMOF note was approximately $590,000.

    During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes, perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, was to be applied toward the balances due. During the third quarter of 1994, the Company negotiated discounted settlements with certain persons holding Administrative Notes. As a result, Administrative Notes totaling approximately $24,000 in principal and $11,000 in accrued interest were settled by cash payments of $7,000 resulting in a 1994 third quarter extraordinary gain of $28,000.

    During 1995, the Company paid all remaining perfected Administrative Notes at book value except for two claimants whose Administrative Notes totaling $106,000 in principal and $20,000 in accrued interest were renegotiated with the Company paying $51,000 in cash and issuing 10,000 shares of Senior Preferred
Stock.   Other claimants holding Administrative Notes,  including interest, of
$18,000, who had not timely executed the required releases and perfected their claims, were deemed to have forfeited their claim rights pursuant to the Plan. As a result of the discounted settlements and claim forfeitures, the Company recorded an extraordinary net gain during 1995 of $93,000. As a result of the Administrative Note settlements, all Consummation Collateral was released to the Company.

    As a result of secured debt and Administrative Note forgiveness, the Company recorded extraordinary gains in 1995 and 1994 of $93,000 and $4,288,000, respectively.

4.  COMMITMENTS AND CONTINGENCIES

NFG Litigation
--------------

    Since November 30, 1984, TGX has been involved in litigation in the United States District Court for the Western District of New York ("New York Federal Court") (Civ. No. 84-1372-E) with NFG concerning the validity of a contract (the "Contract") pursuant to which TGX (as successor-in-interest to Paragon Resources, Inc. ("Paragon"), the original contracting party) sold certain natural gas production to NFG. The litigation addresses, among other things, the continued validity of the Contract, the price for natural gas sold, and certain take-or-pay claims.

    In December 1983, certain pricing provisions of the Contract were disapproved by the New York Public Service Commission ("PSC") and as a result, in January 1991, the New York Federal Court determined that the Contract was invalidated. However, on December 3, 1991, the Court of Appeals for the Second Circuit ("Court of Appeals") (Case No. 91-7127) reversed the New York Federal Court and held that the Contract remains in effect subject to the pricing provisions set forth therein. The Court of Appeals remanded the case to the New York Federal Court for further proceedings not inconsistent with the opinion of the Court of Appeals.

   During the Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in the Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement regarding the settlement of some, but not all, of their disputes. Pursuant to the provisions of the partial settlement agreement, in consideration of a payment of $2,940,000 (the "Payment") from NFG, TGX (i) dismissed the Turnover Proceeding without prejudice
(ii) released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding, and (iii) reserved its rights regarding the assumption or rejection of certain other relatively minor gas purchase agreements with NFG.The Payment will be credited against any future amount due to TGX from NFG, if any.

   In July 1992, the New York Federal Court denied a motion filed by NFG for partial summary judgment wherein NFG sought a finding that it had properly suspended performance under,and eventually terminated, the Contract. A subsequent rehearing upheld this conclusion, but determined that certain matters relating to this issue were questions of fact that could not be resolved by summary judgment. In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the Contract. In 1993, the PSC determined that it would hold the requested hearing, but in May 1995, the PSC determined that NFG's requested hearing and the dealings after 1983 between NFG and TGX did not constitute the type of filing appropriate for PSC review. The PSC stated that it would not determine whether a price to be paid under the Contract was appropriate until such time as such price was finally agreed to by the parties or determined by the New York Federal Court, which would also be needed to determine the continued viability of the Contract. NFG has brought a special proceeding for the New York State Supreme Court, Albany County, seeking to have that court request the PSC to determine the issue raised in NFG's December 1992 motion. TGX has joined such proceeding as a party.

    In January 1993, the New York Federal Court granted TGX's motion for partial summary judgment regarding the price to be paid under the Contract. Based on the New York Federal Court's order, TGX has concluded that from December 1983, until at least, January 1, 1993, the date Federal price controls were terminated, the Contract price is equal to the lower of (i) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the Natural Gas Policy Act ("NGPA") subject to the escalations provided by the NGPA or (ii) the December 1983 permitted Contract price of approximately $4.41 per Mcf. The Federal Court's decision might be interpreted such that the December 1983 permitted contract price would be $4.41 per Mcf during the winter months and $4.01 per Mcf during the summer months. Based on TGX's calculations, the gross difference between the price actually paid by NFG and the price required by the New York Federal Court's order (assuming a contract price of $4.41 for winter and $4.01 for summer per Mcf) is approximately $25,033,000 as of September 30, 1995, including permitted statutory interest. The New York Federal Court's order did not determine the impact of the termination of the NGPA, the effect of any subsequent PSC order or NFG's defense, including the alleged repudiation by TGX of the NFG Contract. As part of its sale of substantially all of its oil and gas properties in Ohio and New York to BBC, TGX assigned the Contract effective December 1, 1994. TGX's assignment of the contract did not include TGX's rights in its existing claims against NFG, any proceeds therefrom, and TGX's rights, claims or causes of action, even if they had not yet been asserted, that arose prior to the effective time of the assignment.

   In November 1994, the New York Federal Court appointed a Magistrate to review and hear various aspects of the Federal Court litigation, including certain motions, scheduling, and certain pre-trial discovery. In July 1995 the Magistrate issued a scheduling order regarding all pre-trial discovery.

Other
-----

  In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells have not been credited to the interests of the unleased mineral interest owners. This case is in the discovery stage and if settlement negotiations are not successful, TGX will vigorously defend itself in the litigation.

  In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of pre-petition and administrative claims related to an overriding royalty interest previously conveyed by TGX. As a result of this hearing, the Bankruptcy Court established the method for computing these claim amounts. The parties stipulated that the finally allowed pre-petition claim amount was $600,000 which has been satisfied with the issuance of Senior Preferred. Previously, the Company had estimated this claim amount and therefore it had been included in the financial statements for prior years. Pursuant to the Bankruptcy Court's order, certain post-petition but prior to October 2, 1992 claims are to be treated as administrative claims. The administrative claim amount will be calculated by the claimant, subject to review and approval by the Company, and pursuant to the terms of the Plan. Any claims subsequent to October 2, 1992 are subject to the Bankruptcy Court's review, including ownership of the overriding royalty interest. TGX has appealed the Bankruptcy Court decision.

  On May 31, 1995, the Company entered into a Settlement Agreement among itself, Paragon Resources, Inc., J. C. Templeton, W. M. Templeton and a number of other former directors of the Company, trusts on behalf of members of the Templeton family and other entities pursuant to which all lawsuits between and among the parties were dismissed with prejudice. In consideration therefore, the Company received $325,000, an assignment of certain oil and gas leases, and receipt of past due joint operating expenses payable by certain of the defendants. The Company released lis pendens against certain of the defendants' properties and
                 --- -------
conveyed to the defendants an interest in certain properties to which they were entitled. The parties to the litigation also conveyed to the Company any Common Stock or Preferred Stock which they held.

  From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

5.  OTHER REVENUE

   The primary components of other revenue are

                                  Nine Months Ended September 30,
-----------------------------------------------------------------
          (Thousands of dollars)       1995            1994
-----------------------------------------------------------------
Proceeds from asset sales, net             $  56           $  877
-----------------------------------------------------------------
Interest                                     148                -
-----------------------------------------------------------------
Other                                         86              136
-----------------------------------------------------------------
                                           $ 290           $1,013
-----------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED FINANCIAL   CONDITION
         AND RESULTS OF OPERATIONS.

    The following discussion provides information which management believes is relevant to an understanding and assessment of the Company's results of operations, financial condition, and those presently known events, trends or uncertainties that are reasonably likely to have a material impact on the Company's future results of operations or financial condition or that are reasonably likely to cause the historical financial statements not to be necessarily indicative of future operating results or financial condition. It should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.


                             RESULTS OF OPERATIONS

Comparison of The First Nine Months of 1995 to the First Nine Months of 1994
----------------------------------------------------------------------------

    Current year operations continue to be negatively impacted by low gas prices while benefiting from lower general and administrative, interest and depletion and depreciation costs. Total revenues decreased $1,516,000 to $3,337,000 compared to 1994 revenues of $4,853,000. Though 1995 revenues decreased 31%, direct operating income decreased by only 7% to $663,000. Current period direct operating results benefitted from one time settlements related to accounts receivable allowance recoupment and pre-petition state tax settlements of $425,000 and $252,000, respectively.

Following is a comparison of direct operating activity (amounts in thousands):


                                                               Change
                                                           --------------
                                         1995      1994       $       %
                                       --------  --------  -------  -----
------------------------------------------------------------------------
Oil and natural gas revenues           $ 2,492   $ 3,285    $(793)  (24)%
------------------------------------------------------------------------
Natural gas gathering and treating         555       555        -      -
------------------------------------------------------------------------
Operating and exploration expenses      (1,549)   (1,771)    (222)  (13)%
------------------------------------------------------------------------
General and administrative expenses       (835)   (1,354)    (519)  (38)%
------------------------------------------------------------------------
Operating income                       $   663   $   715    $ (52)   (7)%
------------------------------------------------------------------------

Revenues
--------

   Oil and natural gas revenues for 1995 decreased $793,000 due to significantly lower gas volumes sold and average prices received. The impact of lower gas revenues was partially offset by higher oil prices and a slight increase in oil volumes sold. A summary of oil and natural gas production and revenues for the respective nine month period follows:

                     Summary of Oil Production and Revenue

                                     1995     1994    Change
------------------------------------------------------------
    Oil revenues (in thousands)     $   838  $   729      15%
------------------------------------------------------------
    Oil production (barrels)         48,830   47,700       2%
------------------------------------------------------------
    Oil average price per barrel    $ 17.34  $ 15.28      13%
------------------------------------------------------------


                 Summary of Natural Gas Production and Revenue


                                                1995     1994    Change
-----------------------------------------------------------------------
    Natural gas revenues (in thousands)         $1,654   $2,556    (35)%
-----------------------------------------------------------------------
    Natural gas production (BCF)                 1.180    1.392    (15)%
-----------------------------------------------------------------------
    Natural gas average sales price per Mcf     $ 1.40   $ 1.84    (24)%
-----------------------------------------------------------------------


    On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 80% of TGX's 1995 oil and
natural gas production volumes and 66% of oil and natural gas revenues.   Due to
the Company's production being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the first nine months of 1995, average gas prices declined by approximately $0.44 per Mcf from the September 30, 1994 average price of $1.84. The 24% decrease in average 1995 gas prices resulted in $514,000 of lower gas revenues while a decline in production volumes of 15% lowered 1995 gas revenues by $388,000.

  Included in 1995 gas revenues is approximately $143,000 of gas balancing revenues. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual.

  Natural gas gathering and treating revenues in total were unchanged from 1994. The decline in gathering revenues resulting from lower production rates was offset by a reduction in plant treating expense accruals.

    The decline in other revenues is primarily due to lower property sale proceeds in 1995. (See Note 5). During 1994, the Company was actively liquidating certain managed partnership assets and other non-strategic holdings and such activity yielded significant financial benefit. The Company is currently liquidating eight remaining managed partnerships, but any future benefit from such sales will be minimal due to the Company's small ownership.

Costs and Expenses
------------------

  Consolidated costs and expenses for 1995 decreased by $2,435,000 or 44% to $3,075,000 compared to $5,510,000 for 1994. The significant decrease in expenses was due primarily to lower general and administrative and interest costs and a decline in depletion, depreciation and amortization costs, a non-cash expense.

  For 1995, operating expenses decreased $279,000 or 16% to $1,492,000 compared to $1,771,000 for 1994. Included in 1995 and 1994 operating expenses are workover costs totaling $222,000 and $108,000 respectively. Workover expenses represent non-recurring operation costs implemented to enhance or increase production. Also, in 1995 the Company incurred exploration costs of approximately $57,000. Pursuant to successful efforts reporting, unsuccessful exploration costs are expensed as opposed to capitalized. Excluding workover and exploration costs, 1995 and 1994 operating expenses totaled $1,270,000 and $1,663,000, respectively, and represented 51% of oil and natural gas revenues for both 1995 and 1994.

  Depletion, depreciation, and amortization ("DD&A") expense decreased $1,134,000 or 65% to $620,000 in 1995 from $1,754,000 in 1994 due primarily to a lower weighted average DD&A rate per equivalent Mcf. As a result of the Company's improving financial condition, the Company determined in late 1994 that it could fund development of its proved undeveloped and proved developed non-producing reserves. These reserves, which previously had been excluded from calculating DD&A through the first three quarters of 1994, were included in the
1995 calculation.   As a result of this change in calculating DD&A, the weighted average DD&A rate for 1995 on an equivalent Mcf basis was $0.41 as compared to 1994's rate of $1.39. Had the change in calculating DD&A been reflected in the first nine months of 1994, DD&A expense for that period would have decreased by $746,000.

  General and administrative expenses in 1995 decreased by $519,000 or 38% to $835,000 from $1,354,000 in 1994 primarily due to recoupment of previously
allowed for receivables, state tax settlement and  lower staff costs.   As
discussed in Note 4, the Company received as settlement of litigation a combination of cash and properties totaling approximately $425,000. The $325,000 of cash and $100,000 of estimated fair market value properties received were deemed as a recoupment of previously allowed for receivables totaling approximately $2,027,000 and thus was credited against general and administrative expenses. General and administrative expenses for 1994 included in accounts receivable allowance recoupment of approximately $242,000. During the third quarter of 1995, the Company settled certain pre-petition state franchise taxes for an ultimate payment, including interest, of $139,000. This discounted settlement resulted in a reduction of previously accrued general and administrative costs of $166,000. The tax settlement is to be paid over a 15 month period commencing September 30, 1995 with interest of 6%.

  The Company also realized 1995 general and administrative savings in the area of staff costs due to outsourcing of certain accounting functions. Staff costs net savings (after outsourcing expenses) to date for 1995 has been approximately $274,000. Total expense reduction savings for 1995 were partially offset by a decrease in reimbursements from managed partnerships of approximately $196,000, resulting in a current year reimbursement total of $362,000. The net decrease in partnership reimbursements was due to the liquidation of approximately 17 partnerships in late 1994. The remaining eight managed partnerships are anticipated to be liquidated by the fourth quarter of 1995, which will negate current partnership reimbursements of approximately $40,000 per month.

  Interest expense decreased $560,000 or 89% in 1995 to $71,000 from $631,000 in 1994. This decrease is primarily attributable to lower bank borrowings and interest rates. During 1995, maximum bank borrowings outstanding were $1,150,000 resulting in a current quarter end balance of $200,000. For the same period in 1994, borrowings outstanding peaked at $19,499,000 resulting in a quarter end balance of $1,150,000. As a result of the debt restructuring on July 13, 1994, the Company's per annum interest rate was reduced from a high of 13% in 1994 to a floating rate of prime plus two percent or approximately 11% for 1995. Also, included in 1995 interest expense is $27,000 of amortization of initial credit facility establishment costs. These credit facility establishment fees are being amortized over the initial term of the facility.

  During the third quarter of 1995, the Company recorded a tax benefit of $150,000 as a result of a reduction in 1994's accrued tax expense. The reduction in the tax accrual was prompted by benefits derived from recognition of additional tax basis on sold and abandoned properties.

  As discussed in Note 3, the Company recognized in 1995 and 1994, extraordinary gains related to secured debt and notes payable forgiveness of $93,000 and $4,288,000, respectively. The significant 1994 gain was primarily related to the bank debt restructuring completed in July 1994.

  The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 23% to $3,585,000 for 1995 compared to $2,906,000 in 1994.

  Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually. Due to the annual compounding factor, Preferred Stock dividends for 1995 totaled $10,181,000 as compared to $8,063,000 for 1994. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future.


                              FINANCIAL CONDITION

    For 1995, the Company's capitalized expenditures totaled approximately $306,000, of which $100,000 related to properties received as a result of litigation settlement. The Company also incurred workover and exploration costs of $222,000 and $57,000, respectively.

  At September 30, 1995, the Company had a working capital deficit of $1,458,000 which included $522,000 of pre-petition obligations. Pursuant to the new secured borrowing base facility, the Company must maintain certain financial ratios including a current ratio of 1 to 1, after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company has to date been in compliance with the current ratio test and other financial ratios. The Company can give no assurance that it will be able, in the future, to comply with the current ratio test or any other ratio tests as required under the new credit facility.

  The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At September 30, 1995, the Senior Preferred value, including accrued dividends and accretion, was $58,190,000. The redemption value of the Senior Preferred of $89,792,000 amount plus any additional accrued dividends must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

  At September 30, 1995, the stockholders' deficit was $52,065,000. Due to the dividend requirements for the Senior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future under the current capital structure.


                        LIQUIDITY AND CAPITAL RESOURCES

  For 1995, the Company's cash provided by operating activities was $763,000. During 1995, current operating activities cash flow was benefited by a one-time litigation settlement of $425,000 and a state franchise tax settlement of $166,000 plus related interest accrual benefit of $158,000. The Company had a working capital deficit of $1,458,000 at current quarter end.

  The July 13, 1994 debt restructuring with BMO and the establishment of a new line of credit with Bank One (See Note 3) significantly improved the Company's liquidity. The new credit facility has a current borrowing base of approximately $2.2 million of which $200,000 was outstanding at September 30, 1995. Though the borrowing base is reduced monthly by approximately $53,000, availability under the facility is deemed sufficient for current operating activities.

  Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their pro-rata share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is substantially under-produced and the Company is conducting negotiations to recoup or otherwise settle its net under-produced status. During the first nine months of 1995, the Company recognized $143,000 of gas balancing revenues. The Company can give no assurance as to its ability to recoup or otherwise settle any net under-produced status and thus no additional accruals are reflected in the financial statements.

  The Company's capital expenditure budget for the remainder of 1996 and the foreseeable future will continue to focus on the development of proved developed non-producing and behind pipe reserves and the drilling of existing proved undeveloped locations. The Company shall also continue to review investment opportunities to determine if asset enhancement may be better obtained through acquisition.

  In addition to the on-going oil and gas production operations, a key factor in the Company's future will be the final resolution of the litigation with NFG. While the Company has attempted to commence settlement negotiations with NFG, to date no meaningful discussions have taken place. If a settlement cannot be reached, the Company is committed to prosecuting this litigation with every reasonable resource available to it. The outcome of the NFG Litigation, which may be many years away if a settlement cannot be reached, could materially affect the Company's future (see Note 4). Under the restructured credit agreement with BMO (see Note 3), BMO's subsidiary will be entitled to receive the initial $4,652,000 of any settlement proceeds, plus interest, and in certain instances, after TGX has received the same initial amount paid to BMO, be entitled to receive up to 50% of any additional settlement proceeds.

                          Part II.  Other Information


Item 1.    LEGAL PROCEEDINGS

Except as set forth in Note 4 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-K, there have been no substantial developments related to the legal proceedings described therein.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   (a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of September 30, 1995, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (i) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits -

           27 -- Financial Data Schedule

   (b)  Reports on Form 8-K - None

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TGX CORPORATION
                                   (Registrant)



Date: November 13, 1995          By: /s/ Michael A. Gerlich
                                    --------------------------
                                     Vice President and
                                     Chief Financial Officer