Form 10QSB
period 1996-03-31
TGX CORP
filed 1996-05-15
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

     As of May 14, 1996 there were 24,956,033 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
          Report on Form 10-QSB For The Quarter Ended  March 31, 1996

                                     Index


                                                              Page
                                                              ----

Part I.   Financial Information                                  1

             Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet -
             March 31, 1996 and December 31, 1995                2

             Consolidated Statement of Operations -
             Three Month Periods Ended March 31, 1996 and 1995   3

             Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 1996 and 1995          4

             Notes to Consolidated Financial Statements
             (Unaudited)                                         5

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                11

Part II.  Other Information                                     15

                                TGX Corporation
           Report on Form 10-QSB For the Quarter Ended March 31, 1996

                        Part I.  Financial Information.


Item 1. FINANCIAL STATEMENTS.

    The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of the Company's management, these interim financial statements contain all adjustments necessary for a fair presentation, in all material respects, of the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the three month period ended March 31, 1996. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited) Note 1

                                                                     March 31,  December 31,
Thousands, except for share data)                                       1996       1995
- -------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $    137   $    384
 Accounts receivable, net of allowance for doubtful accounts of $320       1,227      1,141
 Accounts receivable from affiliates, net                                      -          6
 Other current assets                                                         19         51
- -------------------------------------------------------------------------------------------
  Total current assets                                                     1,383      1,582
- -------------------------------------------------------------------------------------------
Property and equipment:
 Oil and natural gas properties                                           11,552     11,340
 Other property and equipment                                                204        203
 Accumulated depletion, depreciation and amortization                     (4,362)    (4,132)
- -------------------------------------------------------------------------------------------
  Property and equipment, net                                              7,394      7,411
- -------------------------------------------------------------------------------------------
Investment in Comite Field Plant Venture                                     678        739
Other assets                                                                  49         59
- -------------------------------------------------------------------------------------------
  Total other assets                                                         727        798
- -------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $  9,504   $  9,791
===========================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                               $  2,880   $  3,353
- -------------------------------------------------------------------------------------------
  Total current liabilities                                                2,880      3,353
- -------------------------------------------------------------------------------------------
 Long-term debt - Note 2                                                     700        500
- -------------------------------------------------------------------------------------------
  Total liabilities                                                        3,580      3,853
- -------------------------------------------------------------------------------------------
Commitments and contingencies - Note 3
Redeemable Senior Preferred Stock, 8,851,360 issued;
redemption value $88,514,000                                              66,365     61,737
- -------------------------------------------------------------------------------------------
Stockholders' deficit:
  9% Cumulative Convertible Preferred stock, 300,000
    shares issued plus 165,000 shares to be issued for dividends             465        458
  Common stock, 28,976,791 shares issued; 24,956,033 outstanding             290        290
  Additional paid-in capital                                               1,483      1,422
  Accumulated deficit                                                    (62,679)   (57,969)
- -------------------------------------------------------------------------------------------
   Total stockholders' deficit                                           (60,441)   (55,799)
- -------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  9,504   $  9,791
===========================================================================================

     See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1


                                              Three Months Ended March 31,
- ---------------------------------------------------------------------
(Thousands of dollars, except per share data)      1996       1995
- ---------------------------------------------------------------------
REVENUES
Oil and natural gas sales                          $ 1,188    $   967
Natural gas gathering                                   58         61
Equity earnings in Comite Plant Venture                197        108
Other, net                                              23          4
- ---------------------------------------------------------------------
                                                     1,466      1,140
- ---------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                     564        438
Depletion, depreciation and amortization               228        182
General and administrative expenses                    660        414
Interest                                                36         35
- ---------------------------------------------------------------------
                                                     1,488      1,069
- ---------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                (22)        71
Extraordinary gain - Note 3                              -        118
- ---------------------------------------------------------------------
NET INCOME (LOSS)                                      (22)       189
Accretion of Senior Preferred redemption value      (1,416)    (1,133)
Preferred stock dividends                           (3,272)    (3,356)
- ---------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                $(4,710)   $(4,300)
=====================================================================
NET LOSS PER SHARE OF COMMON STOCK                  $(0.19)    $(0.17)
=====================================================================
AVERAGE COMMON SHARES OUTSTANDING                   24,956     25,314
=====================================================================

     See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1

                                                                          Three Months Ended March 31,
- ---------------------------------------------------------------------------------------------------
(Thousands of dollars)                                                         1996            1995
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                           $ (22)          $ 189
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depletion, depreciation and amortization                                   228             182
     Amortization of debt transaction costs and stock compensation                5              34
     Distributions in excess of equity earnings                                  61              45
     Extraordinary gain                                                           -            (118)
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                              (86)              1
        Decrease in accounts receivable from affiliates                           6             213
        Decrease in other current assets                                         32              20
        Decrease in accounts payable and accrued expenses                      (473)           (509)
- ---------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                       (249)             57
- ---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures, net                                                 (214)            (21)
     (Increase) decrease other                                                   16              (4)
- ---------------------------------------------------------------------------------------------------
        Net cash provided (used) by investing activities                       (198)            (25)
- ---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Borrowing pursuant to revolving credit facility                            200             100
     Principal payments on long-term debt and notes payable                       -            (489)
- ---------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                        200            (389)
- ---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (247)           (357)
Cash and cash equivalents at beginning of period                                384             676
- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 137           $ 319
- ---------------------------------------------------------------------------------------------------

     See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

          TGX Corporation ("TGX") and subsidiaries (collectively, the "Company"), is a domestic independent energy company engaged in the production of oil and natural gas and in oil and natural gas exploration for its direct account and, previously, beneficially through general and limited partnerships which were sold to public and private investors. The Company is also engaged in intrastate natural gas gathering and treating.

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

          As a result of the substantial consummation of the Plan and due to (i) the reallocation of the voting rights among the equity interests owners and (ii) the reorganization value, of TGX's assets being less than the total of all post-petition liabilities and allowed claims, the effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards promulgated under the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

          In conjunction with implementing fresh start reporting, a reorganization value ("RV") of the Company's assets and liabilities as of October 2, 1992 was determined by management in the following manner:

     The RV of proved oil and natural gas properties and other related assets was determined based on future net revenues discounted to present value utilizing a rate of 20%. For proved undeveloped properties, the RV was determined to be 50% of discounted future net revenues. For the purpose of calculating future net revenues of oil and natural gas properties, then current oil and natural gas prices were escalated at five percent per annum to certain maximum amounts and then current operating costs and expenses were escalated at four percent per annum for the economic life of the properties. The initial price for natural gas dedicated under the contract (the "Contract") with National Fuel Gas Distribution Corporation ("NFG"), which is currently a matter being litigated, was equal to 90% of the rolling twelve month average price for No.6 fuel oil in the Buffalo, New York area (the "90% of No. 6 Fuel Oil Price"). The RV of oil and natural gas properties also included $2,905,000 attributable to the difference, plus interest, between the price that NFG paid since September 1984 and the 90% of No. 6 Fuel Oil Price.

     Current assets and liabilities were recorded at book value which approximates RV. Long-term liabilities were recorded at the present values of amounts to be paid and the pre-consummation stockholders' deficit was adjusted to reflect the par value of pre-consummation equity interests.

     The recorded value of the Series A Senior Preferred Stock (the "Senior Preferred") to be issued pursuant to the Plan was determined based on the difference between the RV of the Company's assets less the sum of (i) the present value of liabilities plus (ii) the par value of the pre-consummation equity interests. The accretion of the difference between the recorded value and the $10 per share redemption amount of the Senior Preferred will be recorded as a reduction of income applicable to common stockholders over a period of approximately 10 years.

   The RV was determined by management on the basis of its best judgment of what it considered to be the fair market value ("FMV") of the Company's assets and liabilities at the time of the valuation, after reviewing relevant facts concerning the price at which similar assets were being sold between willing buyers and sellers. However, there can be no assurances that the RV and the FMV are comparable and the difference between the Company's calculated RV and the FMV may, in fact, be material.

   The consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of March 31, 1996, the redemption value and accrued dividends related to the Senior Preferred were $88,514,000 and $43,693,000 respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

2. LONG-TERM DEBT AND NOTES PAYABLE

   As of March 31, 1996 and December 31, 1995, the components of long-term debt were:

- -------------------------------------------------------
                                March 31,  December 31,
(Thousands of dollars)            1996         1995
- -------------------------------------------------------
Bank borrowings:
  Revolving credit (secured)        $ 700         $ 500
  Less current maturities               -             -
- -------------------------------------------------------
  Long-term debt                    $ 700         $ 500
=======================================================

   On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. The Bank One facility bears interest at Bank One's stated rate plus two percent and is secured by substantially all of the Company's oil and gas properties. The Bank One facility at March 31, 1996 had a borrowing base of $2,350,000 and is redetermined every six months or at Bank One's discretion. Under the current redetermination facility, borrowings are payable through monthly principal reductions of $50,000. The loan was initially repayable in 36 months and matures on July 13, 1997. Due to the excess of borrowing base over year end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt are reflected. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio, after excluding certain liabilities and other adjustments as allowed under the facility, of 1 to 1 and a tangible net worth, including Senior Preferred stock, of a minimum of $5,000,000, and other financial ratios.

   Simultaneously with the securance of the Bank One facility, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's currently pending litigation with NFG ("NFG Litigation"). See Note 3 below.

   Prior to restructuring its debt through establishment of the Bank One facility, the Company had been subject to the terms of an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with BMO which was entered into in February 1992 and amended thereafter and which essentially continued and preserved the prior revolving credit agreement. Effective December 31, 1992, the Company had been notified by BMO that an event of default had occurred under the Amended Credit Agreement, and as a result, BMO had the right to take certain actions under such Amended Credit Agreement including, but not limited to, the acceleration of all of the then outstanding BMO obligations.

   In January 1994, in conjunction with the Company's sale of certain assets to Belden & Blake Corporation ("BBC"), the Company made a debt service payment of approximately $14.3 million to BMO. On July 13, 1994, in connection with the series of agreements entered into between the Company and Bank One, the Company immediately borrowed funds under the Bank One facility and paid approximately $1,452,000 to BMO and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 of its outstanding indebtedness to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security, and the Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). On December 31, 1995, the Company and BMOF executed the first amendment to the credit agreement. Pursuant to the amended agreement, TGX and BMOF will share equally any NFG Litigation proceeds up to $8 million. BMOF shall receive 100% of any proceeds in excess of $8 million until the total received by BMOF equals the $4,652,000 plus any accrued interest. Thereafter, TGX will receive all funds until the proceeds it has recovered equals the proceeds received by BMOF. Any additional NFG Litigation proceeds available shall be shared equally by TGX and BMOF. If NFG Litigation proceeds are insufficient to repay the BMOF loan, plus applicable interest, the Company will have no further obligation for such repayment. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date and bears interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead, the Company will pay interest in kind through the issuance of additional notes to BMOF. As of March 31, 1996, total accrued interest pursuant to the BMOF note was $833,000 of which $449,000 has been paid through the issuance of additional notes to BMOF. See Note 4 "Subsequent Event," for a discussion of the settlement of NFG Litigation and payment of the BMOF loan.

   During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes, perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, were to be applied toward the balances due. In early 1995, the Company negotiated settlement with all of the Administrative Note holders. As a result of negotiated settlements and forfeitures, the Company reflected an extraordinary net gain in 1995 of $118,000.

   During the first quarter of 1995, the Company paid all remaining perfected Administrative Notes at book value except for one claimant whose Administrative Note of $40,000 was settled for a payment of $26,000. Those claimants who had not timely executed the required releases and perfected their claim, were deemed to have forfeited their claim rights pursuant to the Plan. As a result of the discount settlement and claim forfeitures, the Company recorded an extraordinary gain of $110,000 in the current quarter.

3. COMMITMENTS AND CONTINGENCIES

NFG Litigation

   In 1974, predecessors of TGX as seller and NFG as buyer entered into a gas purchase and sale contract (the "NFG Contract") which, in 1983, the New York State Public Service Commission (the "PSC") determined, in its Opinion No. 83-26 ("Opinion 83-26"), that the pricing provision was unacceptable.

   A dispute arose between NFG and TGX as to whether the NFG Contract remained in force after Opinion 83-26, and, if it did, what price the NFG Contract prescribed starting in December, 1983. In November, 1984, NFG commenced an action in the United States District Court for the Western District of New York (Civ. No. 84-1372E) (the "District Court") seeking a declaration of the rights and obligations of the parties under the NFG Contract after Opinion 83-26. TGX counterclaimed for damages claiming that NFG had breached the terms of the NFG Contract. The PSC intervened as a plaintiff in the District Court action. In January, 1991, the District Court declared that because Opinion 83-26 had abrogated an essential term of the NFG Contract, it had voided the entire NFG Contract.

   In December, 1991, the Federal Court of Appeals for the Second Circuit (the "Second Circuit") reversed the judgment of the District Court and held that the NFG Contract had not been voided. The Second Circuit permitted TGX to continue to deliver gas under the NFG Contract, but left open the issue of the appropriate price under the NFG Contract.

   The Second Circuit remanded the case to the District Court for further proceedings consistent with its decision, TGX took the position that it was entitled to recover Natural Gas Policy Act ("NGPA") prices. NFG has taken the position that the PSC imposed a ceiling on all future gas purchases under the NFG Contract based on the price of No.6 fuel oil.

   On remand from the Second Circuit, in January 1993, the District Court granted TGX's motion for partial summary judgment regarding the price to be paid under the NFG Contract. In response to NFG's request for clarification, the District Court stated in July 1993 that its January ruling "did not determine the just and reasonable price for the gas pursuant to [New York Public Service Law] (S)110(4), set a contract price for the duration of the contract, resolve any defenses presented by NFG, determine whether such obligation continues until the present time, or rule on any deregulation issues."

   In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the NFG Contract. Pursuant to this request, the PSC ordered that a proceeding take place. Despite the fact that the PSC had ordered the proceeding at NFG's request, in Opinion No. 95-5, issued in May, 1995 (the "PSC's 1995 Decision"], the PSC decided that the matter was not ripe for its review because, in its view, there was currently no contract price in the NFG Contract for the PSC to review.

   In September, 1994, TGX amended and supplemented its counterclaims in the District Court action to assert additional claims against NFG for breach and repudiation of the NFG Contract and for punitive damages based upon NFG's bad faith course of conduct towards TGX. NFG has raised various defenses against TGX's counterclaim, including claims that TGX itself repudiated and breached the NFG Contract by its conduct; a claim that the assignment of the NFG Contract to TGX was not valid; procedural and jurisdictional defenses; defenses based upon the Public Service Law; a claim that TGX failed to fix a price in good faith after the issuance of Opinion 83-26; and a claim for setoffs for unspecified damages to NFG's facilities.

   During its Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the NFG Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, and, in consideration of a payment of $2,940,000 (the "Payment) from NFG, TGX (i) dismissed the Turnover Proceeding without prejudice (ii) released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding, and (iii) reserved its rights regarding the assumption or rejection of certain other relatively minor gas purchase agreements with NFG. As set forth in Note 4 below, in April 1996, all matters pertaining to the TGX and NFG Litigation were settled.

Other

   In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells have not been credited to the interests of the unleased mineral interest owners. In July 1995, certain royalty owners in the same wells commenced a seperate legal action alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Both cases are in the discovery stage and if settlement negotiations are not successful, TGX will vigorously defend itself in the litigation.

   In March, 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of prepetition and administrative claims related to an overriding royalty interest previously conveyed by TGX. During that hearing, the parties stipulated that the finally allowed amount of the claimant's prepetition claim would be $600,000. That prepetition claim has been fully satisfied by the issuance of Senior Preferred. The Company had previously estimated that prepetition claim in that amount, and therefore it had been reflected in prior years' financial statements. Subsequent to the March, 1994 hearing, and after post-hearing motions from both TGX and the Claimant, the Bankruptcy Court entered an order on September 7, 1994 which determined that the claimant would be granted an allowed administrative expense claim for unpaid overriding royalties arising post-petition but prior to October 4, 1992 in the amount of $244,000. That administrative claim, when finally allowed, is to be treated by the issuance of an Administrative Note under the terms of the Plan, and is to be payable under the terms of the Plan. The Bankruptcy Court further ruled that it would not exercise any jurisdiction over claims for alleged unpaid overriding royalties arising subsequent to October 4, 1992. TGX believes that the Bankruptcy Court erred in its determination of unpaid overriding royalties, and has appealed the Bankruptcy Court's ruling to the United States District Court for the Western District of Louisiana. That appeal has been fully briefed, but no decision has been rendered. As set forth in Note 4 below, in May 1996, the Company settled this litigation matter and all actions were dismissed.

   From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

Note 4.  Subsequent Event

   On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received on April 19, 1996, $7,200,000 from NFG and all of the parties to the Settlement Agreement have dismissed all claims and counterclaims against each other. Pursuant to agreements previously entered into between TGX and BMOF, 50% of the gross proceeds received by TGX were paid to BMOF in cancellation and full payment of the non-recourse secured note in the original principal amount of $4,600,000 issued by TGX to the Bank of Montreal and assigned to BMOF in July, 1994. As of the date of settlement, the amount of the BMOF note was approximately $5,504,000 including accrued but unpaid interest. Pursuant to a BMOF agreement, BMOF is to reimburse TGX for 50% of all taxes and royalties, if any, which may be due from such proceeds. As a result of the NFG settlement, TGX retired all of its then outstanding bank debt of $900,000 on April 22, 1996.

          On May 9, 1996, TGX entered into a settlement agreement regarding the final allowance of pre-petition and administration claims related to an overriding royalty interest. Under the agreement, TGX paid $400,000 as full settlement of all claims and received 60,000 Senior Preferred Shares previously owned by the settling party. This settlement was fully accrued for as of March 31, 1996.

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


                             RESULTS OF OPERATIONS

Quarter Ended March 31, 1996 ("1996") Compared to March 31, 1995 ("1995")

Following is a comparison of direct operating activity (amounts in thousands):

                                        1996     1995   Change
                                       -------  ------  -------
Oil and natural gas revenues           $1,188   $ 967       23%
Natural gas gathering and treating        255     169       51%
Operating and workover expenses          (564)   (438)      29%
General and administrative expenses      (660)   (414)      59%
                                       ------   -----       --
Operating income                       $  219   $ 284       23%
                                       ======   =====       ==

          Consolidated revenues for 1996 increased $326,000 or 28% to $1,466,000 as compared to $1,140,000 for 1995. Though revenues for 1996 were higher, operating income for the current quarter decreased by $65,000 or 23% to $219,000 due primarily to higher 1996 operating and general and administrative expenses.

Revenues

          Oil and natural gas sales for 1996 increased 23% due to higher oil and gas product prices. A summary of oil and natural gas sales volumes and revenues for the respective periods follows:

                      Summary of Oil Volumes and Revenues

                                 1996     1995     Change
                                -------  -------  --------
Oil revenues (in thousands)     $   319  $   316       1%
                                =======  =======      ==
Oil sales volume (barrels)       16,700   18,400      (9%)
                                =======  =======      ==
Oil average price per barrel    $ 19.10  $ 17.12      12%
                                =======  =======      ==

                 Summary of Natural Gas Production and Revenue

                                            1996    1995    Change
                                           ------  ------  --------
Natural gas revenues (in thousands)         $ 869   $ 652      33%
                                            =====   =====      ==
Natural gas production (BCF)                 .423    .445      (5%)
                                            =====   =====      ==
Natural gas average sales price per MCF     $2.05   $1.46      40%
                                            =====   =====      ==

    On an equivalent unit basis (one barrel of oil equals six MCF of natural gas on a heating value basis), natural gas represents 80% of TGX's 1996 oil and
natural gas production volumes and 73% of oil and natural gas revenues.   Due to
the Company's production being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the first quarter of 1996, average gas prices increased by approximately $0.59 per Mcf from the March 31, 1995 average price of $1.46. Current quarter oil prices were also higher than the previous period by $1.98 per barrel. Higher oil and gas product prices resulted in an increase in such revenues for 1996 of $282,000.

  Natural gas sales volumes for 1996, including gas balancing, declined by 22,000 Mcf while oil volumes, including one time adjustments, decreased 1,700 barrels. Included in 1995 gas revenues is approximately 89,000 Mcf or $138,000 related to gas balancing revenues. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual. Excluding gas balancing revenues, gas sales volumes for 1996 increased by 67,000 Mcf or 18% to the comparable quarter. Oil volumes for 1995 also benefited by approximately 7,200 barrels or $116,000 related to a one-time payout adjustment. Excluding the payout adjustment barrels, 1996 oil sales volumes increased by 48% as compared to 1995.

  Natural gas gathering and treating revenues increased by 51% to $255,000 in 1996 as compared to $169,000 in 1995. This increase in primarily attributable to recoupment of previously deferred treating fees and higher per Mcf contract treating costs.

Costs and Expenses

  Consolidated costs and expenses for 1996 increased by $418,000 or 39% to $1,488,000 as compared to $1,069,000 for 1995. The increase in expenses was due primarily to higher 1996 operating and general and administrative expenses.

  For 1996, total operating expenses increased $126,000 or 29% to $564,000 as compared to $438,000 for 1995. Included in 1996 and 1995 operating expenses are workover costs totaling $86,000 and $119,000, respectively. Severance taxes, which are also included in operating expenses, included a one-time benefit related to a pre-petition tax settlement of $42,000 in 1995. Excluding workover costs and severance taxes, 1996 and 1995 operating expenses totaled $417,000 and $317,000, respectively, and represented 35% and 32% of oil and gas sales, respectively.

  Depletion, depreciation, and amortization ("DD&A") expense increased $46,000 or 25% to $228,000 in 1996 from $182,000 in 1995 due primarily to a higher weighted average DD&A rate per equivalent Mcf. The weighted average DD&A rate for 1996 on an equivalent Mcf basis is $0.41 as compared to 1995's rate of $0.30.

  General and administrative expenses in 1996 increased by $246,000 or 59% to $660,000 from $414,000 in 1995 due to additional 1996 legal costs and 1995 including reimbursements from previously managed partnerships. Legal costs for 1996 exceeded 1995 costs by $67,000 primarily due to increased activity regarding the NFG Litigation. This litigation was settled subsequent to quarter
end (See Note 4).   During late 1995, the Company as part of its plan of
divesting non-strategic assets, liquidated the remaining eight managed partnerships. As a result, 1995 general and administrative costs benefited from partnership reimbursements of approximately $40,000 per month.

  Interest expense for 1996 and 1995 was relatively unchanged. Included in both periods is $9,000 of amortization of credit facility establishment costs which are being amortized over the initial term of the facility.

  The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 25% to $1,416,000 for 1996 as compared to $1,133,000 in 1995.

  Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually and resulted in dividends for 1996 of $3,272,000 as compared to $3,356,000 for 1995.


                              FINANCIAL CONDITION

  During the first quarter of 1996, the Company's total capital expenditures were $214,000 and were primarily related to development drilling activity. The Company also incurred workover costs of $86,000.

  At March 31, 1996, the Company had a working capital deficit of $1,497,000 which included $452,000 related to various pre-petition obligations. The current deficit represents a decrease of $274,000 from the prior year end deficit. Based on current borrowing availability and projected 1996 activity, capital resources are deemed sufficient for current operating needs.

  The Bank One credit facility borrowings outstanding as of March 31, 1996 totaled $700,00 with a borrowing base of $2,350,000. The borrowing base is reduced monthly by $50,000. Due to the excess borrowing base over quarter end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt are reflected. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The facility is secured by substantially all of the Company's assets and includes financial and default covenants standard to the industry. Pursuant to the terms of the borrowing base facility, the Company must maintain certain financial ratios including a current ratio of 1 to 1, after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company has to date been in compliance with the current ratio test and other financial ratios. The Bank One credit facility was initially repayable in 36 month period and all borrowings outstanding are due on July 13, 1997.

  The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At March 31, 1996, the Senior Preferred redemption value including accrued dividends, was $66,365,000. This amount, plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

  At March 31, 1996, the Stockholders' deficit was $60,458,000. Due to the dividend requirements for the Senior, Junior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, under the current capital structure, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future.


                        LIQUIDITY AND CAPITAL RESOURCES

  For 1996 to date, the Company's cash provided by operating activities was a deficit of $249,000. The deficit was the result of changes in working capital. Included in cash provided by operating activities is cash received of approximately $258,000 from the Company's 35% equity investment in the Comite Plant Venture.

  The Bank One credit facility has a current borrowing base of approximately $2.35 million of which borrowings outstanding totaled $700,000 and letter of credit commitments totaled $25,000. Based on the borrowing base and borrowings and commitments, the Company at quarter end had availability under the credit facility of $1,625,000. Though the borrowing base is reduced monthly by $50,000 and all amounts borrowed are due July 13, 1997, availability under the facility is deemed sufficient for current operating activities.

  Subject to the availability of cash flow for 1996, the Company's capital expenditure budget will be substantially related to the development of proved developed non-producing and undeveloped reserves or similar risk type projects. The Company shall also continue to review its investment opportunities, consistent with its available capital, to determine if asset enhancement can be best obtained through either development of existing Company reserves, drilling and/or acquisition.

          As detailed in Note 4, subsequent to quarter end the Company settled its NFG Litigation resulting in the Company receiving, after BMOF repayment,
$3,600,000.   A portion of these proceeds were utilized to repay the $900,000 of then existing bank debt and to fund the $400,000 litigation settlement of the pre-petition and administrative claims related to an overriding royalty.

                          Part II.  Other Information

Item 1.    LEGAL PROCEEDINGS

  Except as set forth in Note 4 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   (a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of March 31, 1996, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (i) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits: - None

   (b)  Reports on Form 8-K

Settlement Agreement among the Company, National Fuel Gas Distribution Company, and the New York Public Service Commission dated as of April 12, 1996. (Incorporated by reference to Exhibit 1 of Form 8-K dated April 30, 1996).

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TGX CORPORATION
                                (Registrant)



Date: May 14, 1996              By: /s/ Michael A. Gerlich
                                   -------------------------
                                    Vice President and
                                    Chief Financial Officer