Form 10QSB
period 1996-06-30
TGX CORP
filed 1996-08-14
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     As of August 12, 1996 there were 24,955,807 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
           Report on Form 10-QSB For The Quarter Ended June 30, 1996


                    Index                                                       Page
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheet -
                June 30, 1996 and December 31, 1995                                2

                Consolidated Statement of Operations -
                Three and Six Month Periods Ended June 30, 1996 and 1995           3

                Consolidated Statement of Cash Flows -
                Three and Six Months Periods Ended June 30, 1996 and 1995          4

                Notes to Consolidated Financial Statements (Unaudited)             5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             10

Part II.  Other Information                                                       15

                                 TGX Corporation
           Report on Form 10-QSB For the Quarter Ended June 30, 1996

                        Part I.  Financial Information.


Item 1.  FINANCIAL STATEMENTS.

  The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 1996 and the results of its operations and cash flows for the six month period ended June 30, 1996. Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited) Note 1
                                          June 30,   December 31,
(In thousands,  except for share data)      1996         1995
- -----------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents               $  2,497       $    384
  Accounts receivable,  net of
   allowance for doubtful accounts of
   $320                                      1,023          1,141
  Accounts receivable from affiliates            -              6
  Other current assets                         142             51
- -----------------------------------------------------------------
  Total current assets                       3,662          1,582
- -----------------------------------------------------------------
Property and equipment:
  Oil and natural gas properties            11,709         11,340
  Other property and equipment                 254            203
  Accumulated depletion,  depreciation
   and amortization                         (4,599)        (4,132)
- -----------------------------------------------------------------
  Property and equipment,  net               7,364          7,411
- -----------------------------------------------------------------
Investment in Comite Field Plant Venture       705            739
Other assets                                    41             59
- -----------------------------------------------------------------
  Total other assets                           746            798
- -----------------------------------------------------------------
TOTAL ASSETS                              $ 11,772       $  9,791
=================================================================
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Accounts payable and accrued
  liabilities - Note 4                    $  2,402       $  3,353
- -----------------------------------------------------------------
  Total current liabilities                  2,402          3,353
- -----------------------------------------------------------------
Long-term debt - Note 2                          -            500
- -----------------------------------------------------------------
  Total liabilities                          2,402          3,853
- -----------------------------------------------------------------
Commitments and Contingencies - Note 3

Redeemable Senior Preferred Stock
 8,788,571 and 8,851,360 issued,
 respectively;  redemption value $87,886    70,996         61,737

- -----------------------------------------------------------------
Stockholders' deficit:
  9% Cumulative Convertible Preferred
   Stock,  300,000 shares issued plus
   171,000 and 158,000,  respectively,
   shares to be issued for dividends           471            458

Common Stock,  28,976,791 shares issued
 and 24,955,807 outstanding                    290            290
Additional paid-in capital                   1,543          1,422
Accumulated deficit                        (63,930)       (57,969)
- -----------------------------------------------------------------
  Total stockholders' deficit              (61,626)       (55,799)
- -----------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'       $ 11,772       $  9,791
 DEFICIT
=================================================================

     See accompanying notes to unaudited consolidated financial statements


TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1

                                                      Three Months                 Six Months
                                                     Ended June 30,              Ended June 30,
(In thousands, except per share data)               1996       1995             1996       1995
- -----------------------------------------------------------------------------------------------
REVENUES
Oil and natural gas sales                        $ 1,139    $   695          $ 2,327    $ 1,662
Natural gas gathering                                 50         64              108        125
Equity earnings in Comite Field Plant
 Venture                                             112        108              309        216
Litigation settlement,  net - Note 2               3,500          -            3,500          -
Gain on property sales                               137          -              145          -
Other                                                 42         92               57         96
- -----------------------------------------------------------------------------------------------
                                                   4,980        959            6,446      2,099
- -----------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                   519        551            1,083        989
Depletion, depreciation and amortization             233        189              461        371
General and administrative expenses                  593        168            1,253        582
Exploration costs                                      -         38                -         38
Interest                                              18         26               54         61
- -----------------------------------------------------------------------------------------------
                                                   1,363        972            2,851      2,041
- -----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN (LOSS)                        3,617        (13)           3,595         58
Income tax expense                                   164          -              164          -
- -----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN
 (LOSS)                                            3,453        (13)           3,431         58
Extraordinary gain (loss) - Note 2                     -        (25)               -         93
- -----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  3,453        (38)           3,431        151
Preferred stock dividends                         (3,255)    (3,394)          (6,527)    (6,750)
Accretion of Senior Preferred
 redemption value                                 (1,449)    (1,193)          (2,865)    (2,326)
- -----------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK              $(1,251)   $(4,625)         $(5,961)   $(8,925)
===============================================================================================
NET LOSS PER SHARE OF COMMON STOCK:
  Before extraordinary gain (loss)               $ (0.05)   $ (0.18)         $ (0.24)   $ (0.35)
  Extraordinary gain (loss)                            -          -                -          -
- -----------------------------------------------------------------------------------------------
NET LOSS PER SHARE OF COMMON STOCK               $ (0.05)   $ (0.18)         $ (0.24)   $ (0.35)
===============================================================================================
AVERAGE COMMON SHARES OUTSTANDING                 24,956     25,254           24,956     25,254
===============================================================================================


     See accompanying notes to unaudited consolidated financial statements


TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1
                                                                      Six Months Ended
                                                                           June 30,
(In thousands)                                                         1996      1995
- --------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                          $3,431   $   151
 Adjustments to reconcile net income to
  cash provided by operating activities:
    Depletion, depreciation and amortization                            461       371
    Amortization of debt transaction
     costs and stock compensation                                        31        50
    Distribution in excess of equity earnings                            34        54
    Gain on property sales                                             (145)        -
    Extraordinary gain                                                    -       (93)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                   118       364
      Decrease in accounts receivable from affiliates                     6       141
      Increase in other current assets                                  (91)      (54)
      Decrease in accounts payable and accrued liabilities             (951)     (183)
- -------------------------------------------------------------------------------------
Net cash provided by operating activities                             2,894       801
- -------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                (420)     (178)
   Proceeds from disposal of assets                                     145         -
   Decrease  (increase) in other assets                                  (6)        5
- -------------------------------------------------------------------------------------
   Net cash used by investing activities                               (281)     (173)
- -------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments on long-term debt and notes payable             (900)   (1,228)
    Advances pursuant to revolving credit facility                      400       200
- -------------------------------------------------------------------------------------
    Net cash used in financing activities                              (500)   (1,028)
- -------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  2,113      (400)
Cash and cash equivalents at beginning of period                        384       676
- -------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $2,497   $   276
=====================================================================================
Supplemental Disclosure of Non-Cash Financing Activities:
  Forgiveness of notes payable                                            -   $    93


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

   As a result of the substantial consummation of the Plan and due to (I) the reallocation of the voting rights among the equity interests owners and (ii) the reorganization value of TGX's assets being less than the total of all post-petition liabilities and allowed claims, the effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards promulgated under the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

   In conjunction with implementing fresh start reporting, a reorganization value ("RV") of the Company's assets and liabilities as of October 2, 1992 was determined by management in the following manner:

    The RV of proved oil and natural gas properties and other related assets was determined based on future net revenues discounted to present value utilizing a rate of 20%. For proved undeveloped properties, the RV was determined to be 50% of discounted future net revenues. For the purpose of calculating future net revenues of oil and natural gas properties, then current oil and natural gas prices were escalated at five percent per annum to certain maximum amounts and then current operating costs and expenses were escalated at four percent per annum for the economic life of the properties. The initial price for natural gas dedicated under the contract (the "Contract") with National Fuel Gas Distribution Corporation ("NFG"), which was a matter then being litigated, was equal to 90% of the rolling twelve month average price for No.6 fuel oil in the Buffalo, New York area (the "90% of No. 6 Fuel Oil Price"). The RV of oil and natural gas properties also included $2,905,000 attributable to the difference, plus interest, between the price that NFG paid since September 1984 and the 90% of No. 6 Fuel Oil Price.

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

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of June 30, 1996, the redemption value and accrued dividends related to the Senior Preferred were $87,886,000 and $46,831,000 respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

2. LONG-TERM DEBT AND NOTES PAYABLE

   As of June 30, 1996 and December 31, 1995, the components of long-term debt were:


                                June 30,  December 31,
(Thousands of dollars)            1996        1995
- ------------------------------------------------------
Bank borrowings:
  Revolving credit (secured)       $   -         $ 500
  Less current maturities              -             -
- ------------------------------------------------------
  Long-term debt                   $   -         $ 500
======================================================

   On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. The Bank One facility bears interest at Bank One's stated rate plus two percent and is secured by substantially all of the Company's oil and gas properties. The Bank One facility at June 30, 1996 had a borrowing base of $2,200,000 and is redetermined every six months or at Bank One's discretion. Under the current facility, borrowings are payable through monthly principal reductions of $50,000 and the loan matures on July 13, 1997. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio, after excluding certain liabilities and other adjustments as allowed under the facility, of 1 to 1 and a tangible net worth, including Senior Preferred stock, of a minimum of $5,000,000, and other financial ratios.

   Simultaneously with the securance of the Bank One facility, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's then pending litigation with NFG ("NFG Litigation").

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

   In January 1994, in conjunction with the Company's sale of certain assets to Belden & Blake Corporation ("BBC"), the Company made a debt service payment of approximately $14.3 million to BMO. As set forth above, in July 1994, in connection with a series of agreements entered into between the Company and Bank One, the Company paid approximately $1,452,000 to BMO and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's NFG Litigation which was settled on April 12, 1996 as discussed below. As part of the loan restructuring, BMO converted $4,652,000 of its outstanding indebtedness to a non-recourse note secured only by the NFG Litigation and any proceeds received therefrom. BMO subsequently assigned its rights to the loan, security, and the Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). The BMOF note was to mature on December 31, 1997, subject to each party having the right to extend the maturity date and bore interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elected to extend the maturity date of such loan, no cash payment for such interest is required; instead, the Company was to pay interest in kind through the issuance of additional notes to BMOF.

   On December 31, 1995, the Company and BMOF executed the first amendment to the credit agreement. Pursuant to the amended agreement, TGX and BMOF are to share equally any NFG Litigation proceeds up to $8 million. BMOF was to receive 100% of any proceeds in excess of $8 million until the total received by BMOF equaled the $4,652,000 plus any accrued interest. Thereafter, TGX was to receive all funds until the proceeds it had recovered equaled the proceeds received by BMOF. Any additional NFG Litigation proceeds available were to be shared equally by TGX and BMOF.

   On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received on April 19, 1996 $7.2 million from NFG and all parties to the Settlement Agreement have dismissed all claims and counterclaims against each other. Pursuant to the amended credit agreements with BMOF, 50% of the settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse note, which as of the date of settlement, totaled approximately $5,504,000, including accrued but unpaid interest. As a result of the NFG litigation settlement proceeds and $3.6 million BMOF payment and a $100,000 payment to another third party entitled to participate in the proceeds, the Company retained $3.5 million of settlement proceeds and recorded a corresponding amount as net litigation settlement revenues. Pursuant to a BMOF agreement, BMOF is to reimburse TGX for 50% of all taxes and royalties, if any, which may be due from such proceeds.

   During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes, perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, were to be applied toward the balances due. In early 1995, the Company negotiated settlement with all of the remaining Administrative Note holders. As a result of negotiated settlements and forfeitures, the Company reflected an extraordinary net gain in 1995 of $93,000.

   Cash paid for interest during the first six months of 1996 and 1995 totaled approximately $36,000 and $40,000, respectively.

3. COMMITMENTS AND CONTINGENCIES

NFG Litigation

   On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. See Note 2 above.

Other

   On May 9, 1996, TGX entered into a settlement agreement regarding the final allowance of pre-petition and administration claims related to an overriding royalty interest. Under the agreement, TGX paid $400,000 as full settlement of all claims and received 60,000 Senior Preferred Shares previously owned by the settling party.

   In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells have not been credited to the interests of the unleased mineral interest owners. In July 1995, certain royalty owners in the same wells commenced a separate legal action alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Both cases are in the discovery stage and if settlement negotiations are not successful, TGX will vigorously defend itself in the litigation.

   From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of June 30, 1996 and December 31, 1995, the primary components of accounts payable and accrued liabilities were:



(In thousands)                             1996     1995
- ----------------------------------------------------------
Accounts payable                           $  209   $  555
Undistributed net oil and natural gas       1,182    1,152
 revenue
Accrued pre-petition liabilities              403      518
Accrued operating and tax expenses            248      312
Operation advances                             17      159
Miscellaneous accruals                        343      657
- ----------------------------------------------------------
                                           $2,402   $3,353
==========================================================


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

                             RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 ("1996") Compared to June 30, 1995 ("1995")

   Consolidated revenues for the first half of 1996 totaled $6,446,000, up $4,347,000 from 1995 consolidated revenues of $2,099,000. The substantial revenue increase for 1996 is due to the receipt of net litigation settlement proceeds of $3,500,000 related to the NFG Litigation and a $145,000 gain on property sales, both non-recurring items, combined with improved results in other areas as discussed below.

   Total costs and expenses for 1996 were $2,851,000, up $810,000 or 40% over total costs and expenses reported for the same period in 1995. Over half of the 1996 expense increase is related to second quarter recognition in 1995 of a $425,000 receivable allowance recoupment which decreased reported general and administrative expense for both the three month and six month periods of 1995.

   Net income before income taxes and extraordinary gain in the first half of 1996 was $3,595,000, compared to income of $58,000 for 1995.

Revenues

   Revenues from oil and and natural gas sales for the 1996 period were $2,327,000, up 40% or $665,000 over 1995 on improved volumes and prices. A summary of oil and natural gas sales volumes and revenues for the respective periods follows:

                      Summary of Oil Volumes and Revenues

                                       1996     1995    Change
- --------------------------------------------------------------
Oil revenues (in thousands)           $   726  $   561    29%
Oil sales volume (barrels)             36,300   31,600    15%
Oil average sales price per barrel    $ 20.00  $ 17.75    13%
- --------------------------------------------------------------

                   Summary of Natural Gas Volumes and Revenue

                                           1996     1995    Change
- ------------------------------------------------------------------
Natural gas revenues (in thousands)        $1,601   $1,101    45%
Natural gas sales volume (Mmcf)               776      748     4%
Natural gas average sales price per Mcf    $ 2.06   $ 1.47    40%
- ------------------------------------------------------------------

    On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 78% of TGX's 1996 oil and
natural gas sales volumes and 69% of oil and natural gas revenues.   Due to the
Company's production being heavily weighted toward gas, its revenues and cash flow are significantly influenced by changes in gas prices. During the first half of 1996, average gas prices increased to $2.06 or $0.59 per Mcf from the 1995 average price of $1.47. Current period oil prices were also higher than the previous period by $2.25 per barrel. Higher oil and gas product prices contributed to an increase in revenues for 1996 of $540,000. Oil and gas product prices continue to be very volatile with gas futures prices for September Delivery down from current quarter end prices, but still up considerably from the same period last year. Oil futures prices for September Delivery, on the other hand, are up both from current quarter end and the same period last year.

   Natural gas sales volumes for 1996 were 776 Mmcf, up 4% from sales reported in 1995 of 748 Mmcf which included non-recurring volumes related to imbalance settlements and well payout adjustments of 101 Mmcf. Excluding 1995 gas balancing and payout adjustment volumes, gas sales volumes for 1996 increased by 129 Mmcf or 20%. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual.

   Oil volumes for 1996 were 36,300 barrels, up 15% over 1995 volumes of 31,600 barrels which included non-recurring payout volume adjustments of 7,600 barrels. Excluding the non-recurring volumes recognized in 1995, oil volumes for 1996 were up 12,300 barrels or 51% as compared to the same period in 1995.

   The increase in 1996 oil and gas sales volumes resulted in additional 1996 revenues of $125,000 compared to those reported in 1995.

   For the three month period ended June 30, 1996, oil and gas revenues were $1,139,000, representing an increase of $444,000 or 64% from the comparable three month period in 1995. Of the current quarter revenue increase, $251,000 is attributed to product price increases and $193,000 to sales volume increases. Oil and gas prices for the current three month periods were $20.77 and $2.07, respectively, for 1996, as compared to 1995's prices of $18.56 and $1.49, respectively. During the current quarter of 1996 oil and gas sales volumes were 19,600 barrels and 353,000 Mcf as compared to 1995's reported sales volumes of 13,200 barrels and 303,000 Mcf, representing an increase of 48% and 16%, respectively. The sales volume increases for the quarter and the first half of 1996 reflect the successful results of the Company's acquisition, drilling and workover activity.

   Natural gas gathering and equity earnings in Comite Field Plant Venture revenues increased by 22% to a combined total of $417,000 in 1996 as compared to $341,000 in 1995. This increase is primarily attributable to recoupment of previously deferred treating fees and higher per Mcf contract treating fees.

     As previously mentioned, on April 12, 1996 the Company entered into a settlement agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the agreement, TGX received on April 19, 1996 $7.2 million from NFG and all parties to the settlement agreement dismissed all claims and counterclaims against each other. Pursuant to amended credit agreements with BMOF (See Note 2), 50% of the settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse secured note. As a result of the NFG proceeds and $3.6 million BMOF payment and $100,000 payment to another third party entitled to participate in the proceeds, the Company retained $3.5 million of settlement proceeds and recorded a corresponding one-time amount as net litigation settlement revenues.

   For 1996 the Company recorded property sales and other revenues of $202,000 as compared to 1995 revenues of $963,000. The increase in 1996 revenues is primarily the result of the Company selling approximately 54 marginal wells for net proceeds of $145,000. Included in 1995 revenues is approximately $50,000 of gain recognized in the liquidation of various Company managed limited partnerships. The limited partnership liquidation was completed in late 1995.

Costs and Expenses

   Consolidated costs and expenses for 1996 increased by $810,000 or 40% to $2,851,000 as compared to $2,041,000 for 1995. The increase in expenses was primarily due to higher 1996 operating and general and administrative expenses and an increase in non-cash depletion, depreciation and amortization expense.

   For 1996, total operating expenses increased $94,000 or 10% to $1,083,000 as compared to $989,000 for 1995. Included in operating expenses are workover costs, severance taxes and expenses for both pre and post wellhead production costs.

   Workover costs for 1996 and 1995 totaled $133,000 and $193,000, respectively, and represent discretionary well production activities that are implemented to enhance or increase production. A significant portion of the workover costs incurred are related to the Company's major field in Arkansas and resulted in increases in production. Additional workovers are scheduled for 1996.

   Severance taxes for 1996 and 1995 were $121,000 and $37,000, respectively. Severance taxes for 1995 reflect a favorable one-time adjustment related to a first quarter pre-petition tax settlement of $42,000. The remaining increase in severance taxes is related to increased sales volumes and prices.

   Excluding workover costs and severance taxes, 1996 and 1995 operating expenses totaled $829,000 and $759,000, respectively, for production costs through the wellhead, as well as post production costs incurred beyond the wellhead such as treating, marketing and transportation. Operating expenses related directly to production for 1996 were $401,000 as compared to $417,000 for 1995. Production costs for 1996 increased, after excluding a 1995 one-time well payout adjustment of $56,000, primarily due to additional wells acquired in December 1995.

   Post-production costs of $428,000 in 1996 increased approximately $99,000 compared to 1995 primarily as a result of the recognition in 1996 of additional treating fees previously deferred pursuant to an agreement.

   Depletion, depreciation, and amortization ("DD&A") expense in 1996 increased $90,000 or 24% to $461,000 from $371,000 in 1995 due to increases in sales volume and weighted average DD&A rate per equivalent Mcf. Equivalent Mcf sales volumes for 1996 increased approximately 6% while the weighted average DD&A rate for the current six months increased 10% to $0.45 per equivalent Mcf as compared to 1995's rate of $0.41.

   General and administrative expenses in 1996 increased by $671,000 or 115% to $1,253,000 from $582,000 in 1995 due primarily to 1995 including benefits from a litigation receivable recoupment and reimbursements from previously managed limited partnerships. In the second quarter of 1995, the Company recognized a receivable allowance recoupment of $425,000 in conjunction with litigation settlement regarding affiliated receivables. During late 1995, the Company, as part of its plan of divesting non-strategic assets, liquidated the remaining eight managed limited partnerships. Thus, 1995 general and administrative expense benefited from partnership expense reimbursements of approximately $224,000. Excluding the 1995 receivable allowance recoupment and partnership reimbursement benefits, 1996 general and administrative expenses were relatively unchanged as compared to 1995.

   During 1995 the Company recognized $38,000 of costs related to unsuccessful exploration activity. Thus far for 1996, the Company has not incurred such costs.

   Interest expense for 1996 and 1995 was relatively unchanged. Included in both periods is $18,000 of amortization of credit facility establishment costs which are being amortized over the initial term of the facility.

   Due to tax loss carryforwards, the Company currently pays federal alternative minimum income taxes only. In conjunction with the recognition of the litigation settlement and related tax gain resulting from the final BMO debt settlement, the Company has estimated and accrued alternative minimum income taxes in 1995 of $164,000. The tax expense recognized represents an effective tax rate of 4.6% on income before income taxes.

   Pursuant to the terms of the Plan, dividends for the Senior Preferred Stock are calculated at 10%, compounded annually and resulted in dividends for 1996 of $6,393,000 as compared to $6,616,000 for 1995. Dividends on the Old Preferred Stock were $134,000 for 1996 and 1995

   The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 23% to $2,865,000 for 1996 as compared to $2,326,000 in 1995.


                              FINANCIAL CONDITION

   During the first half of 1996, the Company's capital expenditures totaled $420,000 and were primarily related to development drilling activity. The Company also incurred workover costs of $133,000. The positive results of these expenditures are reflected in the increased sales volumes reported in 1996 and such activity should continue to benefit future operating results.

   At June 30, 1996, the Company had positive working capital of $1,260,000 which represents an increase of $3,031,000 from the prior year end deficit. The significant improvement in working capital is attributable to the $3.5 million of net litigation settlement proceeds received in April 1996 (See Note 2).

   As a result of the litigation settlement proceeds, the Company retired in April the $900,000 of Bank One credit facility borrowings then outstanding and had no borrowings outstanding as of June 30, 1996. The borrowing base under the credit facility at June 30, 1996 was $2,200,000 and is reduced monthly by $50,000. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The credit facility is secured by substantially all of the Company's assets and includes financial and default covenants standard to the industry. The Bank One credit facility was initially repayable over a 36 month period and any borrowings outstanding are due on July 13, 1997.

   The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics and, accordingly, are not classified as a component of stockholders' equity. At June 30, 1996, the Senior Preferred redemption value and accrued dividends were $87,886,000 and $46,831,000, respectively. These amounts, plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

   At June 30, 1996, the Stockholders' deficit was $61,626,000. Due to the dividend requirements for the Senior Preferred Stock and Old Preferred Stock and accretion of the redemption value of Senior Preferred, under the current capital structure, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future.


                        LIQUIDITY AND CAPITAL RESOURCES

   For 1996 to date, the Company's cash provided by operating activities was $2,894,000 and included net litigation settlement proceeds of $3.5 million (See
Note 2). Also, included in cash provided by operating activities is approximately $343,000 of proceeds received from the Company's 35% equity investment in the Comite Plant Venture. The decrease in accounts payable and accrued liabilities of $951,000 includes the payment of $400,000 in regards to litigation settlement of a pre-petition administrative claim which had been previously accrued. Primarily as a result of the litigation settlement, the Company had a positive working capital of $1,260,000 at the end of the current quarter.

   The Bank One credit facility has a current borrowing base of approximately $2.2 million with no borrowings outstanding. The Company has letter of credit commitments totaling $60,000 outstanding under the credit facility resulting in a quarter-end facility availability of $2.14 million. Though the borrowing base is reduced monthly by $50,000 and all amounts borrowed are due July 13, 1997, the Company is currently negotiating an extension of the facility to July 1999 and anticipates receiving final approval in the near future. As a result of the Company's working capital position, improving operating results and availability under the facility, capital resources are deemed sufficient for current operating activities.

   Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is in an under-produced status and is currently recouping or attempting to settle its net under-produced status. Any balancing recoupments or settlements, which will typically be over a period of time, are not anticipated to be material to operating results.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

   (a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of June 30, 1996, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (I) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits: - None

   (b)  Reports on Form 8-K

        Settlement Agreement among the Company, National Fuel Gas
        Distribution Company, and the New York Public Service Commission dated as of April 12, 1996. (Incorporated by referenced to Exhibit 1 of Form 8-K dated April 30, 1996).

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TGX CORPORATION
                                  (Registrant)



Date:  August 14,  1996           By:  /s/ Michael A. Gerlich
                                     -------------------------------
                                     Michael A. Gerlich
                                     Vice President and
                                     Chief Financial Officer