Form 10QSB
period 1996-09-30
TGX CORP
filed 1996-11-14
CIK 319650

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to __________________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]   No [ ]

     As of November 14, 1996 there were 24,955,807 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
         Report on Form 10-QSB For The Quarter Ended September 30, 1996

                                     Index


                                                                                            Page

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet -
                  September 30, 1996 and December 31, 1995                                    2

                  Consolidated Statement of Operations -
                  Three and Nine Month Periods Ended September 30, 1996 and 1995              3

                  Consolidated Statement of Cash Flows -
                  Three and Nine Months Periods Ended September 30, 1996 and 1995             4

                  Notes to Consolidated Financial Statements (Unaudited)                      5

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       10

Part II.  Other Information                                                                  15

Forward-Looking Statements

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, the possible equity restructuring, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-QSB will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TGX Corporation
         Report on Form 10-QSB For the Quarter Ended September 30, 1996

                        Part I.  Financial Information.


Item 1.  FINANCIAL STATEMENTS.

  The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1996 and the results of its operations and cash flows for the nine month period ended September 30, 1996. Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited) Note 1

                                                                            September 30,    December 31,
(In thousands,  except for share data)                                          1996            1995
--------------------------------------                                      -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  3,089       $    384
  Accounts receivable,  net of allowance for doubtful accounts of $320         1,005          1,141
  Accounts receivable from affiliates                                              -              6
  Other current assets                                                           224             51
------------------------------------------------------------------------    --------       --------
  Total current assets                                                         4,318          1,582
------------------------------------------------------------------------    --------       --------
Property and equipment:
  Oil and natural gas properties                                              12,089         11,340
  Other property and equipment                                                   264            203
  Accumulated depletion,  depreciation and amortization                       (4,873)        (4,132)
------------------------------------------------------------------------    --------       --------
  Property and equipment,  net                                                 7,480          7,411
------------------------------------------------------------------------    --------       --------
Investment in Comite Field Plant Venture                                         693            739
Other assets                                                                      58             59
------------------------------------------------------------------------    --------       --------
  Total other assets                                                             751            798
------------------------------------------------------------------------    --------       --------
TOTAL ASSETS                                                                $ 12,549       $  9,791
========================================================================    ========       ========
LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities - Note 4                          $  2,979       $  3,353
------------------------------------------------------------------------    --------       --------
  Total current liabilities                                                    2,979          3,353
------------------------------------------------------------------------    --------       --------
Long-term debt - Note 2                                                            -            500
------------------------------------------------------------------------    --------       --------
  Total liabilities                                                            2,979          3,853
------------------------------------------------------------------------    --------       --------
Commitments and contingencies - Note 3

Redeemable Senior Preferred Stock 8,788,571 and 8,851,360
  issued, respectively; redemption value $87,886 (1996) and
  $88,514 (1995)                                                              75,818         61,737
------------------------------------------------------------------------    --------       --------
Stockholders' deficit:
  9% Cumulative Convertible Preferred Stock, 300,000 shares
  issued plus 178,000 and 158,000,  respectively, shares to be issued
  for dividends                                                                  478            458
Common stock,  28,976,791 shares issued and 24,955,807 outstanding               290            290
Additional paid-in capital                                                     1,604          1,422
Accumulated deficit                                                          (68,620)       (57,969)
------------------------------------------------------------------------    --------       --------
  Total stockholders' deficit                                                (66,248)       (55,799)
------------------------------------------------------------------------    --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 12,549       $  9,791
========================================================================    ========       ========


     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1


                                                      Three Months           Nine Months
                                                  Ended September 30,    Ended September 30,
(In thousands, except per share data)               1996        1995      1996        1995
-------------------------------------             -------     -------   --------    --------
REVENUES
Oil and natural gas sales                           $ 1,146    $   830   $  3,473    $  2,492
Natural gas gathering                                    65         72        173         197
Equity earnings in Comite Field Plant Venture           130        142        439         358
Litigation settlement,  net - Note 2                      -          -      3,500           -
Gain on property sales                                    -          -        145           -
Other                                                   176        200        233         297
------------------------------------------------    -------    -------   --------    --------
                                                      1,517      1,244      7,963       3,344
                                                    -------    -------   --------    --------
COSTS AND EXPENSES
Operating expenses                                      484        503      1,567       1,492
Depletion, depreciation and amortization                268        249        729         620
General and administrative expenses                     547        253      1,800         835
Exploration costs                                         -         19          -          57
Interest                                                 24         16         78          78
------------------------------------------------    -------    -------   --------    --------
                                                      1,323      1,040      4,174       3,082
                                                    -------    -------   --------    --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN                                    194        204      3,789         262
Income tax expense (benefit)                              -       (150)       164        (150)
------------------------------------------------    -------    -------   --------    --------
INCOME BEFORE EXTRAORDINARY GAIN                        194        354      3,625         412
Extraordinary gain - Note 2                               -          -          -          93
------------------------------------------------    -------    -------   --------    --------
NET INCOME                                              194        354      3,625         505
Preferred stock dividends                            (3,308)    (3,431)    (9,835)    (10,181)
Accretion of Senior Preferred redemption value       (1,576)    (1,259)    (4,441)     (3,585)
------------------------------------------------    -------    -------   --------    --------
NET LOSS APPLICABLE TO COMMON STOCK                 $(4,690)   $(4,336)  $(10,651)   $(13,261)
================================================    =======    =======   ========    ========
NET LOSS PER SHARE OF COMMON STOCK:

  Before extraordinary gain                          $(0.19)    $(0.17)    $(0.43)     $(0.53)
  Extraordinary gain                                      -          -          -           -
------------------------------------------------    -------    -------   --------    --------
NET LOSS PER SHARE OF COMMON STOCK                  $( 0.19)    $(0.17)    $(0.43)     $(0.53)
================================================    =======    =======   ========    ========
AVERAGE COMMON SHARES OUTSTANDING                    24,956     24,956     24,956      24,956
================================================    =======    =======   ========    ========




     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1


                                                                         Nine Months Ended
                                                                           September 30,
(In thousands)                                                          1996            1995
--------------                                                        ------         -------
Cash flows from operating activities:
 Net income                                                           $3,625         $   505
 Adjustments to reconcile net income to cash provided
 by operating activities:
    Depletion, depreciation and amortization                             729             620
    Amortization of debt transaction costs and stock compensation         44              64
    Distributions in excess of equity earnings                            46              95
    Gain on property sales                                              (145)              -
    Extraordinary gain                                                     -             (93)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                    136             244
      Decrease in accounts receivable from affiliates                      6             205
      Increase in other current assets                                  (173)            (16)
      Decrease in accounts payable and accrued liabilities              (374)           (702)
-------------------------------------------------------------------   ------         -------
Net cash provided by operating activities                              3,894             922
-------------------------------------------------------------------   ------         -------
Cash flows from investing activities:
   Capital expenditures                                                 (810)           (306)
   Proceeds from disposal of assets                                      145               -
   Increase in other assets                                              (24)             (4)
-------------------------------------------------------------------   ------         -------
   Net cash used by investing activities                                (689)           (310)
-------------------------------------------------------------------   ------         -------
Cash flows from financing activities:
    Principal payments on long-term debt and notes payable              (900)         (1,378)
    Advances pursuant to revolving credit facility                       400             350
-------------------------------------------------------------------   ------         -------
    Net cash used in financing activities                               (500)         (1,028)
-------------------------------------------------------------------   ------         -------
Net increase (decrease) in cash and cash equivalents                   2,705            (416)
Cash and cash equivalents at beginning of period                         384             676
-------------------------------------------------------------------   ------         -------
Cash and cash equivalents at end of period                            $3,089         $   260
===================================================================   ======         =======
Supplemental Disclosure of Non-Cash Financing Activities:
  Forgiveness of notes payable                                             -         $    93




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

     The RV of proved oil and natural gas properties and other related assets was determined based on future net revenues discounted to present value utilizing a rate of 20%. For proved undeveloped properties, the RV was determined to be 50% of discounted future net revenues. For the purpose of calculating future net revenues of oil and natural gas properties, then current oil and natural gas prices were escalated at five percent per annum to certain maximum amounts and then current operating costs and expenses were escalated at four percent per annum for the economic life of the properties. The initial price for natural gas dedicated under the contract (the "Contract") with National Fuel Gas Distribution Corporation ("NFG"), which was a matter then being litigated, was equal to 90% of the rolling twelve month average price for No. 6 fuel oil in the Buffalo, New York area (the "90% of No. 6 Fuel Oil Price"). The RV of oil and natural gas properties also included $2,905,000 attributable to the difference, plus interest, between the price that NFG paid since September 1984 and the 90% of No. 6 Fuel Oil Price.

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

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of September 30, 1996, the redemption value and accrued dividends related to the Senior Preferred were $87,886,000 and $49,777,000, respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

2. LONG-TERM DEBT AND NOTES PAYABLE

   As of September 30, 1996 and December 31, 1995, the components of long-term debt were:


                                 September 30,  December 31,
(Thousands of dollars)               1996           1995
-----------------------------------------------------------
Bank borrowings:
  Revolving credit (secured)          $   -         $ 500
  Less current maturities                 -             -
-----------------------------------------------------------
  Long-term debt                      $   -         $ 500
===========================================================


 On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. The Bank One facility is secured by substantially all of the Company's oil and gas properties, and initially bore interest at Bank One's stated rate plus two percent. Effective September 30, 1996, the Bank One facility was amended to mature on June 30, 1999, the interest rate lowered to stated rate plus 1.5% and borrowing base increased to $5,000,000. The borrowing base is redetermined every six months or at Bank One's discretion and is reduced monthly by $100,000. The Bank One facility requires maintenance of certain financial ratios including a working capital ratio, after excluding certain liabilities and other adjustments as allowed under the facility, of 1 to 1 and a tangible net worth, including Senior Preferred stock, of a minimum of $5,000,000, and other financial ratios.

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

  In January 1994, in conjunction with the Company's sale of certain assets to Belden & Blake Corporation ("BBC"), the Company made a debt service payment of approximately $14.3 million to BMO. As set forth above, in July 1994, in connection with a series of agreements entered into between the Company and Bank One, the Company paid approximately $1,452,000 to BMO and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of its outstanding indebtedness to a proceeds-sharing arrangement secured only by the NFG Litigation and any proceeds received therefrom. BMO subsequently assigned its rights to proceeds-sharing arrangement and security to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). The BMOF Principal was to mature on December 31, 1997, subject to each party having the right to extend the maturity date and bore interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elected to extend the maturity date, no cash payment for such interest is required; instead, the Company was to pay interest in kind through increases in BMOF Principal balance.

  On December 31, 1995, the Company and BMOF executed the first amendment to the credit agreement. Pursuant to the amended agreement, TGX and BMOF were to share equally any NFG Litigation proceeds up to $8 million. BMOF was to receive 100% of any proceeds in excess of $8 million until the total received by BMOF equaled the BMOF Principal plus any accrued interest. Thereafter, TGX was to receive all funds until the proceeds it had recovered equaled the proceeds received by BMOF. Any additional NFG Litigation proceeds available were to be shared equally by TGX and BMOF.

  On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, on April 19, 1996, TGX received $7.2 million from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. Pursuant to the amended credit agreements with BMOF, 50% of the settlement proceeds were paid to BMOF in cancellation and full payment of proceeds-sharing arrangement, which as of the date of settlement, totaled approximately $5,378,000, including accrued but unpaid interest. As a result of the NFG Litigation settlement proceeds and $3.6 million BMOF payment and a $100,000 payment to another third party entitled to participate in the proceeds, the Company retained $3.5 million of settlement proceeds and recorded a corresponding amount as net litigation settlement revenues. Pursuant to a BMOF agreement, BMOF is to reimburse TGX for 50% of all taxes and royalties, if any, which may be due from such proceeds.

  During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes, perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes, the Company's excess operating funds, if any, were to be applied toward the balances due. In early 1995, the Company negotiated settlement with all of the remaining Administrative Note holders. As a result of negotiated settlements and forfeitures, the Company reflected an extraordinary net gain in 1995 of $93,000.

  Cash paid for interest during the first nine months of 1996 and 1995 totaled approximately $53,000 and $51,000, respectively.

3. COMMITMENTS AND CONTINGENCIES

NFG Litigation
--------------

  On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. See Note 2 above.

Other Litigation
----------------

  On May 9, 1996, TGX entered into a settlement agreement regarding the final allowance of pre-petition and administration claims related to an overriding royalty interest. Under the agreement, TGX paid $400,000 as full settlement of all claims and received 60,000 Senior Preferred Shares previously owned by the settling party.

  In July 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of four wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, (Case No. 383844, Division "A"). The petition alleges that the unleased owners are entitled to a refund of all revenue paid since first production (between 1982 and 1984) attributable to their proportionate unit interest which had been paid to TGX and other working interest owners to offset the proportionate share of costs associated with the wells attributable to the Plaintiff's mineral interest. TGX has denied that it is liable on two grounds. First, TGX has argued that the unleased owners cannot establish their claim under Louisiana law. Second, TGX has argued that even if a claim can be established, any claim which arose prior to the date of the entry of the order confirming TGX's Plan has been discharged. To establish the second defense, TGX filed a lawsuit in the Bankruptcy Court (Case No. 96AP-
1047). Recently, the Bankruptcy Court found that such claims were not discharged and, consequently denied the relief requested by TGX. TGX has asked the Bankruptcy Court to reconsider its ruling. In the event the Bankruptcy Court does not reconsider its ruling, TGX intends to appeal the ruling. In July 1995, certain royalty owners in the same wells commenced a separate legal action in U.S. District Court, Baton Rouge, Louisiana (Case No. 95-744) alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Recently, the District Court entered an order granting TGX's motion for partial summary judgment which held that all of the royalty owners' claims preceding the filing of the suit by more than three years were time barred. Both cases are in the early discovery stage and TGX is unable to predict the outcome of either action. If settlement negotiations are not successful, TGX will vigorously defend itself in the lawsuits.

  From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

Recapitalization Proposal
-------------------------

  TGX has filed a registration statement relating to the merger of TGX with its wholly-owned subsidiary, GeoStrat Resources, Inc., in order to effect a recapitalization of its existing security holders. Pursuant to the recapitalization, holders of TGX Senior Preferred stock would receive one-half share of GeoStrat Common stock for each share of TGX Senior Preferred they currently hold. Other series of TGX Preferred stock and TGX Common stock would be eliminated pursuant to the proposed merger. The Board of Directors retained American Appraisal Associates, Inc. as an independent consultant to review the terms of the proposed merger and American Appraisal determined that the proposal would be fair to the stockholders of TGX from a financial point of view.

  The Board of Directors of TGX, which would become the Board of Directors of GeoStrat if the merger is approved, stated that they believed the proposed merger would help position GeoStrat to meet the economic and industry needs presently being placed on TGX as a result of the need to have significantly greater capital than TGX presently has access to, would create the flexibility and liquidity required for the future stability and growth, would advance its strategic objectives by allowing GeoStrat to potentially raise additional capital, and would enhance the value to the Senior Preferred stockholders by providing a more readily available public market.


  The proposed merger and recapitalization is anticipated to be presented to the TGX shareholders at a special meeting to be held in either late 1996 or early 1997.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  As of September 30, 1996 and December 31, 1995, the primary components of accounts payable and accrued liabilities were:

(In thousands)                                     1996     1995
-----------------------------------------------------------------
Accounts payable                                  $  162   $  555
Undistributed net oil and natural gas revenue      1,484    1,152
Accrued pre-petition liabilities                     354      518
Accrued operating and tax expenses                   341      312
Operation advances                                   201      159
Miscellaneous accruals                               437      657
-----------------------------------------------------------------
                                                  $2,979   $3,353
=================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                             RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 ("1996") Compared to September 30, 1995
----------------------------------------------------------------------------
("1995")
--------

   Consolidated revenues for 1996 totaled $7,963,000, an increase of $4,619,000 from 1995 consolidated revenues of $3,344,000. The substantial revenue increase for 1996 is due to the receipt of net litigation settlement proceeds of $3,500,000 related to the NFG Litigation and a $145,000 gain on property sales, both non-recurring items, combined with improvements in operation areas as discussed below.

   Total costs and expenses for 1996 were $4,174,000, an increase of $1,092,000 or 35% over total costs and expenses for 1995 of $3,082,000. Over half of the 1996 expense increase is related to recognition in 1995 of $425,000 of receivable allowance recoupment and $166,000 of franchise tax settlement benefit which decreased reported general and administrative expense for 1995.

   Net income before income taxes and extraordinary gain for 1996 was $3,625,000, as compared to $412,000 for 1995.

Revenues
--------

   Revenues from oil and and natural gas sales for 1996 were $3,473,000, up 39% or $981,000 over 1995 on improved oil volumes and product prices. A summary of oil and natural gas sales volumes and revenues for the respective nine month periods follows:


                   Summary of Oil Volumes and Revenues
---------------------------------------------------------------------
                                             1996     1995    Change
                                            -------  -------  -------
Oil revenues (in thousands)                 $ 1,112  $   838      33%
Oil sales volume (barrels)                   54,900   48,300      14%
Oil average sales price per barrel          $ 20.27  $ 17.34      17%
---------------------------------------------------------------------

                   Summary of Natural Gas Volumes and Revenue
---------------------------------------------------------------------
                                             1996     1995    Change
                                            -------  -------  -------
Natural gas revenues (in thousands)         $2,361   $1,654      43%
Natural gas sales volume (Mmcf)              1,147    1,180     (3)%
Natural gas average sales price per Mcf     $ 2.06   $ 1.40      47%
-------------------------------------------------------------------

    On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 78% of TGX's 1996 oil and
natural gas sales volumes and 68% of oil and natural gas revenues.   Due to the
Company's production being heavily weighted toward gas, its revenues and cash flow are significantly influenced by changes in gas prices. During 1996, average gas prices increased to $2.06 or $0.66 per Mcf from the 1995 average price of $1.40. Current period oil prices were also higher than the previous period by $2.93 per barrel. Higher oil and gas product prices contributed to an increase in revenues for 1996 of $915,000.

   Natural gas sales volumes for 1996 were 1,147 Mmcf, down 3% from sales reported in 1995 of 1,180 Mmcf, which included non-recurring adjustments of 154 Mmcf related to gas imbalance cash settlements and 66 Mmcf related to well payout adjustments. Excluding 1995 gas balancing and payout adjustment volumes, gas sales volumes for 1996 increased by 186 Mmcf or 19%. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual.

   Oil volumes for 1996 were 54,900 barrels, up 14% over 1995 volumes of 48,300 barrels, which included non-recurring payout volume adjustments of 7,600 barrels. Excluding the non-recurring volumes recognized in 1995, oil volumes for 1996 increased 14,200 barrels or 35% as compared to the same period in 1995.

   The change in 1996 oil and gas sales volumes resulted in additional 1996 net revenues of $66,000 compared to those reported in 1995. The sales volume increases for 1996 reflect the successful results of the Company's acquisition, drilling and workover activity.

    Natural gas gathering revenues and equity earnings in Comite Field Plant Venture increased by 10% to a combined total of $612,000 in 1996 as compared to $555,000 in 1995. This increase is primarily attributable to recoupment of previously deferred treating fees and higher per Mcf contract treating fees.

   As previously mentioned, on April 12, 1996 the Company entered into a settlement agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the agreement, on April 19, 1996 TGX received $7.2 million from NFG and all parties to the settlement agreement dismissed all claims and counterclaims against each other. Pursuant to amended credit agreements with BMOF (See Note 2), 50% of the settlement proceeds were paid to BMOF in cancellation and full payment, of the proceeds-sharing arrangement. As a result of the NFG proceeds, the $3.6 million BMOF payment and a $100,000 payment to another third party entitled to participate in the proceeds, the Company retained $3.5 million of settlement proceeds and recorded a corresponding one-time amount as net litigation settlement revenues.

   For 1996, the Company recorded property sales and other revenues of $378,000 as compared to 1995 revenues of $297,000. The increase in 1996 revenues is primarily the result of the Company selling approximately 54 marginal wells for net proceeds of $145,000 and recognition, in the third quarter, of take-or-pay contract settlement proceeds of approximately $100,000 with the remaining amount being primarily attributed to interest income. Included in 1995 other revenues is $147,000 of interest attributed to a franchise tax settlement and approximately $56,000 of gain recognized in the liquidation of various Company managed limited partnerships. The limited partnership liquidation was completed in late 1995.


Costs and Expenses
------------------

   Consolidated costs and expenses for 1996 increased by $1,092,000 or 35% to $4,174,000 as compared to $3,082,000 for 1995. The increase in expenses was primarily due to higher 1996 general and administrative expenses and an increase in non-cash depletion, depreciation and amortization expense.

   For 1996, total operating expenses increased $75,000 or 5% to $1,567,000 as compared to $1,492,000 for 1995. Included in operating expenses are workover costs, severance taxes and expenses for both pre and post wellhead production costs. During 1995 the Company also recorded $57,000 of unsuccessful exploration cost, and for 1996, the Company has not incurred such costs.

   Workover costs for 1996 and 1995 totaled $193,000 and $222,000, respectively, and primarily represent discretionary well production activities that are implemented to enhance or increase production. A significant portion of the workover costs incurred are related to the Company's major field in Arkansas and resulted in significant increases in oil production. Additional workovers are scheduled for the remainder of 1996.

   Severance taxes for 1996 and 1995 were $171,000 and $154,000, respectively. The increase in severance taxes is related to increased sales volumes and prices.

   Excluding workover costs and severance taxes, 1996 and 1995 operating expenses totaled $1,203,000 and $1,116,000, respectively, for production costs through the wellhead (lifting costs), as well as post production costs incurred beyond the wellhead such as treating, marketing and transportation. Operating expenses related directly to production for 1996 were $586,000 as compared to $690,000 for 1995. Production costs for 1996 are relatively flat to 1995, after excluding 1995 well payout and settlement adjustments of approximately $101,000. Operating expenses for 1996 were lower in the Company's older fields due to the sale of marginal wells effective April 1, 1996, but this was offset by the addition of new properties in 1996 and full current period impact of late 1995 acquisitions. Production costs per equivalent Mcf for 1996 was $0.40 as compared to $0.46 for 1995.

   Post-production costs of $617,000 in 1996 increased approximately $191,000 as compared to 1995 cost of $426,000 primarily due to 1996 contract treating fee escalations and recognition of previously deferred treating fees pursuant to an agreement. Post-production costs for 1996 and 1995, per equivalent Mcf, were $0.42 and $0.29, respectively.

   Depletion, depreciation, and amortization ("DD&A") expense in 1996 increased $109,000 or 10% to $729,000 from $620,000 in 1995 due primarily to an increase in the weighted average DD&A rate per equivalent Mcf. The weighted average DD&A rate for the current nine months increased 17% to $0.48 per equivalent Mcf as compared to 1995's rate of $0.41.

   General and administrative expenses in 1996 increased by $965,000 or 116% to $1,800,000 from $835,000 in 1995 due primarily to expenses associated with the Company's recapitalization efforts in 1996 and 1995 benefiting from a litigation receivable recoupment, reimbursements from previously managed limited partnerships and franchise tax settlement. General and administrative expenses for 1996 includes $247,000 of professional and other fees related to the previously announced equity restructuring that would result in an exchange of the Senior Preferred stock for new common stock while eliminating all existing preferred and common shares. The Company plans on soliciting shareholder approval regarding this equity restructuring in either late 1996 or early 1997. In 1995, the Company recognized a receivable allowance recoupment of $425,000 in conjunction with litigation settlement regarding affiliated receivables. During late 1995, the Company, as part of its plan of divesting non-strategic assets, liquidated its remaining eight managed limited partnerships. Thus, 1995 general and administrative expense benefited from partnership expense reimbursements of approximately $338,000. Also, in the third quarter of 1995, the Company recognized a reduction in franchise tax expense of $166,000 related to a settlement.

Excluding the 1996 equity restructuring costs and 1995 receivable allowance recoupment, partnership reimbursement and franchise tax settlement benefits, 1996 general and administrative expenses decreased $211,000 as compared to 1995.

   Interest expense for 1996 and 1995 was relatively unchanged. Included in both periods is approximately $27,000 of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility. Interest expense for the remainder of 1996 should be significantly lower due to the Company currently having no borrowings outstanding.

   Due to tax loss carryforwards, the Company currently pays federal alternative minimum income taxes only. In conjunction with the recognition of the litigation settlement and related tax gain resulting from the final BMO debt settlement, the Company has estimated and accrued alternative minimum income taxes in 1995 of $164,000. The tax expense recognized represents an effective tax rate of 4.3% on income before income taxes.

   Pursuant to the terms of the Plan, dividends for the Senior Preferred stock are calculated at 10%, compounded annually and resulted in accrued but unpaid dividends for 1996 of $9,633,000 as compared to $9,979,000 for 1995. Dividends on the Old Preferred Stock were $202,000 for 1996 and 1995. The decrease in current period dividend expense is due to cancellation of Senior Preferred Shares in late 1995.

   The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 24% to $4,414,000 for 1996 as compared to $3,585,000 in 1995.


                              FINANCIAL CONDITION

   During 1996, the Company's capital expenditures totaled $810,000, an increase of $504,000 from 1995 activity and were primarily related to development drilling and producing well acquisition activity. The Company also incurred workover costs of $193,000. The positive results of these expenditures are reflected in the increased sales volumes reported in 1996.

   At September 30, 1996, the Company had positive working capital of $1,339,000 which represents an increase of $3,110,000 from the prior year end deficit. The significant improvement in working capital is attributable to the $3.5 million of net litigation settlement proceeds received in April 1996 (See Note 2).

   As a result of the litigation settlement proceeds, in April 1996 the Company retired $900,000 of Bank One credit facility borrowings then outstanding and had no borrowings outstanding as of September 30, 1996. Effective September 30, 1996 the Bank One credit facility maturity was extended to June 30, 1999 and interest rate reduced to the bank's stated rate plus 1.5%, a decrease in interest rate of 0.5%. The borrowing base under the amended credit facility at September 30, 1996 was $5,000,000 and is reduced monthly by $100,000. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The credit facility is secured by substantially all of the Company's assets and includes financial ratio and default covenants standard to the industry.

   The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics and, accordingly, are not classified as a component of stockholders' equity. At September 30, 1996, the Senior Preferred redemption value and accrued dividends were $87,886,000 and $49,777,000, respectively. These amounts, plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

   At September 30, 1996, the Stockholders' deficit was $66,248,000. Due to the dividend requirements for the Senior Preferred Stock and Old Preferred Stock and accretion of the redemption value of Senior Preferred, under the current capital structure, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future.


                        LIQUIDITY AND CAPITAL RESOURCES

   For 1996, the Company's cash provided by operating activities was $3,894,000 and included net litigation settlement proceeds of $3.5 million (See Note 2). Also, included in cash provided by operating activities is approximately $485,000 of proceeds received from the Company's 35% equity investment in the Comite Field Plant Venture. Primarily as a result of the litigation settlement, the Company had a positive working capital of $1,339,000 at the end of the current quarter.

   The Bank One credit facility has a current borrowing base of $5.0 million with no borrowings outstanding. The Company has letter of credit commitments totaling $89,000 outstanding under the credit facility resulting in a quarter-end facility availability of $4,911,000. The borrowing base is reduced monthly by $100,000 and all amounts borrowed are due June 30, 1999. As a result of the Company's working capital position, improving operating results and availability under the credit facility, capital resources are deemed sufficient for current operating activities.

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

   The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. The current cash balance, projected cash flows from existing properties and borrowings available under the Company's current line of credit are considered adequate to fund future capital growth plans. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operation and liquidity requirements.

Part II.  Other Information

Item 1. LEGAL PROCEEDINGS

   Except as set forth in Note 3 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.


Item 3. DEFAULTS UPON SENIOR SECURITIES

   (a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of September 30, 1996, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (I) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or
       (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits:

         Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K - None

                                  Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TGX CORPORATION
                              (Registrant)



Date: November 14,  1996          By:   /S/  Michael A. Gerlich
                                       ----------------------------------
                                       Michael A. Gerlich
                                       Vice President and
                                       Chief Financial Officer