Form 10-Q/A
period 1994-06-30
TGX CORP
filed 1997-02-25
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
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

                                 (281) 872-0500
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                   _____      _____

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X     No
                          _____      _____

          As of January 5, 1995, there were 25,313,533 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
           Report on Form 10-Q/A For The Quarter Ended June 30, 1994

                                     Index

                                                                                Page
                                                                                ----

Part I. Financial Information                                                     1

        Item 1. Financial Statements (Unaudited)
                Consolidated Balance Sheets -
                June 30, 1994 and December 31, 1993                                2

                Consolidated Statements of Operations
                Three and Six Month Periods Ended June 30, 1994 and 1993           3

                Consolidated Statements of Cash Flows -
                Six Month Periods Ended June 30, 1994 and 1993                     4

                Notes to Consolidated Financial Statements (Unaudited)             5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               12

Part II. Other Information                                                        18
        Item 1. Legal Proceedings
        Item 3. Defaults Upon Senior Securities
        Item 6. Exhibits and Reports on Form 8-K


Forward-Looking Statements

          Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-Q/A will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-Q/A, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TGX Corporation
           Report on Form 10-Q/A For the Quarter Ended June 30, 1994

                         Part I. Financial Information.

Item 1. FINANCIAL STATEMENTS.

          The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report
on Form 10-K for the year ended December 31, 1993.   These interim financial
statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 1994 and the results of its operations and cash flows for the six month period ended June 30, 1994. Results of operations for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Prior Period Adjustments
------------------------

          In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG Litigation"). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of
transaction costs of $492,000,  of $4,160,000 in the third quarter of 1994.   In
connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment
gain of $1,868,000, and made a final debt payment to BMO of $3,600,000.   The
restatement did not impact the previously reported June 30, 1994 financial statements. The only restatement impact was in regards to Note 6 - Subsequent Event footnote disclosures, which has been changed to reflect the troubled debt restructuring.

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
Note 1

-------------------------------------------------------------------------------------------------
                                                                        June 30,     December 31,
(Thousands of dollars)                                                    1994           1993
-------------------------------------------------------------------------------------------------
ASSETS                                                                 (Unaudited)
   Current assets:
      Cash and cash equivalents                                           $    692       $  1,220
      Accounts receivable, net of allowance for doubtful
          accounts of $1,026 and $763                                        1,619          1,833
      Accounts receivable from affiliates, net                                 558          1,019
      Net oil and natural gas properties held for sale - Note 2                  -         15,128
      Other current assets                                                     122            148
-------------------------------------------------------------------------------------------------
         Total current assets                                                2,991         19,348
-------------------------------------------------------------------------------------------------
Property and equipment:
     Oil and natural gas properties                                         10,443         11,434
     Other property and equipment                                              312            442
     Accumulated depletion, depreciation and amortization                   (3,032)        (2,472)
-------------------------------------------------------------------------------------------------
         Property and equipment, net                                         7,723          9,404
-------------------------------------------------------------------------------------------------
OTHER ASSETS:
     Accounts receivable from affiliates, long-term portion                      -            100
     Investment in Comite Field Plant Venture                                1,122          1,015
     Other assets                                                              136            198
-------------------------------------------------------------------------------------------------
         Total other assets                                                  1,258          1,313
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $ 11,972       $ 30,065
=================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
     Accounts payable and accrued liabilities                             $  3,566       $  7,657
     Current maturities of long-term debt - Note 3                           5,823         19,499
     Notes payable                                                           1,173          1,401
-------------------------------------------------------------------------------------------------
          Total current liabilities                                         10,562         28,557
-------------------------------------------------------------------------------------------------
Commitments and contingencies - Note 4
Redeemable Senior Preferred Stock, $1.00 par value; 10,000,000 shares authorized 8,729,246 shares to be issued (including accrued
dividends of $23,018 and $17,809)                                           37,234         30,013
-------------------------------------------------------------------------------------------------
Stockholders' deficit:
     Junior preferred stock $1.00 par value; none issued
     Preferred stock, $1.00 par value; 10,000,000 shares
        authorized; 300,000 shares issued plus 117,000 and 104,000 shares to be issued for dividends (liquidation preference of
        $10.00 per share)                                                      417            404
     Common stock, $.01 par value: 100,000,000 shares authorized;
        28,976,791 shares issued, 25,313,533 shares outstanding                290            290
     Additional paid-in capital                                              1,057            936
     Deficit                                                               (37,588)       (30,135)
-------------------------------------------------------------------------------------------------
         Total stockholders' deficit                                       (35,824)       (28,505)
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $ 11,972       $ 30,065
=================================================================================================

     See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) Note 1


                                               Three Months Ended June 30,   Six months Ended June 30,
(In thousands, except per share data)                  1994       1993           1994       1993
-----------------------------------------------------------------------------------------------------
REVENUES
Oil and natural gas sales                             $   900    $ 2,294     $ 1,989    $ 4,426
Natural gas gathering                                     112        112         179        217
Share of earnings of natural gas treating plant            71        133         200        282
Other, net - Note 5                                     1,062        364       1,264        382
------------------------------------------------------------------------------------------------------
                                                        2,145      2,903       3,632      5,307
------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                        429        986         944      2,092
Depletion, depreciation and amortization                  494        837         964      1,660
General and administrative expenses                       692        887       1,357      1,615
Interest, net                                             276        543         588      1,150
------------------------------------------------------------------------------------------------------
                                                        1,891      3,253       3,853      6,517
------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         254       (350)       (221)    (1,210)
Accretion of Senior Preferred redemption value           (968)      (700)     (1,886)    (1,364)
Preferred stock dividends, net                         (2,688)    (2,533)     (5,346)    (5,040)
------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                   $(3,402)   $(3,583)    $(7,453)   $(7,614)
======================================================================================================
NET LOSS PER SHARE OF COMMON STOCK                      $(.13)     $(.14)      $(.29)     $(.30)
======================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                      25,314     25,314      25,314     25,314
======================================================================================================



     See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) Note 1

-----------------------------------------------------------------------------------------------
                                                                      Six Months Ended June 30,
(Thousands in dollars)                                                     1994       1993
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                             $   (221)   $(1,210)
    Adjustments to reconcile net loss to cash provided by
       operating activities
    Depletion, depreciation and amortization                                  964      1,660
    Other amortization                                                          -         98
    Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                           214       (157)
         (Increase) decrease in accounts receivable from affiliates           461       (312)
         Net oil and gas properties held for sale                          15,128          -
         Decrease (increase) in other current assets                           26        (51)
         Increase (decrease) in accounts payable and accrued expenses      (1,024)     2,847
--------------------------------------------------------------------------------------------
            Net cash provided by operating activities                      15,548      2,875
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                     (403)      (299)
    Proceeds from asset sale, net                                           1,243        298
    (Increase) decrease in other assets                                        55        (18)
--------------------------------------------------------------------------------------------
            Net cash provided by (used by) investing activities               895        (19)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments on long-term debt                                  (13,676)    (1,409)
    Principal payments on notes payable                                      (228)         -
    Payment of accrued interest and fees in default                        (3,067)         -
    Advance pursuant to revolving credit facility                               -         90
--------------------------------------------------------------------------------------------
             Net cash used by financing activities                        (16,971)    (1,319)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (528)     1,537
Cash and cash equivalents at beginning of period                            1,220      1,297
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $    692    $ 2,834
============================================================================================

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

    The RV of proved oil and natural gas properties and other related assets was determined based on future net revenues discounted to present value utilizing a rate of twenty percent (20%). For proved undeveloped properties, the RV was determined to be fifty percent (50%) of discounted future net revenues. For the purpose of calculating future net revenues of oil and natural gas properties, current oil and natural gas prices were escalated at five percent (5%) per annum to certain maximum amounts and current operating costs and expenses were escalated at four percent (4%) per annum for the economic life of the properties. The initial price for natural gas dedicated under the contract with National Fuel Gas Distribution Corporation ("NFG"), which is currently a matter being litigated, was equal to ninety percent (90%) of the rolling twelve month average price for No. 6 fuel oil in the Buffalo, New York area (the "90% of No. 6 Fuel Oil Price"). The RV of oil and natural gas properties also included $2,905,000 attributable to the difference, plus interest, between the price that NFG has paid since September 1984 and the 90% of No. 6 Fuel Oil Price.

    Current assets and liabilities were recorded at book value which approximates RV. Long-term liabilities were recorded at the present values of amounts to be paid and the pre-consummation stockholders' deficit was adjusted to reflect the par value of pre-consummation equity interests.

    The recorded value of the Series A Senior Preferred Stock ("Senior Preferred") to be issued pursuant to the Plan was determined based on the difference between the RV of the Company's assets less the sum of (i) the present value of liabilities plus (ii) the par value of pre-consummation equity interests. The accretion of the difference between the recorded value and the $10 per share redemption amount of the Senior Preferred will be recorded as a reduction of income applicable to common stockholders over a period of approximately ten (10) years.

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

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of June 30, 1994, the redemption value and accrued dividends related to the Senior Preferred were $87,292,000 and $23,018,000 respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

2.  SALE OF OIL AND NATURAL GAS PROPERTIES AND RELATED ASSETS

   In the first half of 1994, TGX consummated the sale of substantially all of its New York and Ohio oil and natural gas properties and related assets to Belden & Blake Corporation ("BBC") for $16.2 million, subject to certain adjustments. The effective date of this transaction was December 1, 1993. Substantially all of the net proceeds from this transaction were applied toward the reduction of TGX's obligation to Bank of Montreal as described in Note 3. In conjunction with the BBC transaction, TGX assigned to BBC its contract with NFG pursuant to which a substantial portion of TGX's New York natural gas production was marketed. The assignment of TGX's contract with NFG was made with certain reservations relating to the litigation and administrative proceedings between TGX and NFG.

3.  LONG-TERM DEBT AND NOTES PAYABLE

   As of June 30, 1994 and December 31, 1993, the components of long-term debt were:

-------------------------------------------------------
                                June 30,   December 31,
(Thousands of dollars)            1994         1993
-------------------------------------------------------
Bank borrowings:
  Term loans (secured)           $ 5,823       $ 19,209
  Revolving credit (secured)           -            290
-------------------------------------------------------
                                   5,823         19,499
Less current maturities           (5,823)       (19,499)
-------------------------------------------------------
Long-term debt in default       $    -     $      -
=======================================================

   Pursuant to the terms of the Plan, effective February 1, 1992, TGX executed an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Bank of Montreal ("BMO") which essentially continued and preserved a prior revolving credit agreement. In March 1992, the Amended Credit Agreement was further amended to provide for the issuance of letters of credit and in October 1992 it was again amended to increase the revolving credit facility from a maximum amount of $500,000 to $1,000,000 and to provide for the issuance of a term loan promissory note in settlement of certain disputed claims of BMO. The general terms of the term loans under the Amended Credit Agreement are:

                 Original
                 Principal
 Description      Amount        Interest Rate       Maturity Date
--------------  -----------  -------------------  -----------------

 Term Loan A    $15,600,000  BMO Prime plus 1.5%  December 31, 1994
 Term Loan B     10,000,000         13%           December 31, 1993
 Term Loan C      1,250,000  BMO Prime plus 1.5%  December 31, 1993
 Term Loan D        194,750        None           December 31, 1994

    Loans made pursuant to the Amended Credit Agreement are secured by substantially all of the assets of the Company, and the Amended Credit Agreement includes covenants regarding financial reporting and ratios and generally prohibits capital expenditures in excess of specified amounts and the payment of dividends unless certain requirements are satisfied.

    Pursuant to the provisions of the Term Loans, on December 31, 1992, TGX was required to make certain interest payments of approximately $1,274,000. TGX was unable to pay this obligation and on January 7, 1993, BMO notified TGX ,that an Event of Default had occurred under the Amended Credit Agreement. In addition, TGX did not satisfy in full the subsequent required debt service payments to BMO, which also constitute Events of Default. During 1993, TGX did not cure the Events of Default and, as a result, BMO had the right to take certain actions under the Amended Credit Agreement, including, but not limited to, the acceleration of all of the New BMO Loans.

    In January 1994, in conjunction with TGX's sale of certain oil and natural gas properties and related assets to BBC, TGX made a debt service payment of approximately $14.3 million to BMO. In addition, TGX and BMO entered into a limited forbearance agreement (the "Forbearance Agreement"), which was subsequently amended, pursuant to which BMO agreed not to assert any rights resulting from the Events of Default until March 31, 1994. Pursuant to the Forbearance Agreement, TGX was required to make a payment (the "Required Payment") of $18 million plus accrued interest and fees less (i) the $14.3 million previously paid to BMO and (ii) any amounts paid to BMO subsequent to January 1, 1994 that were applied toward the Required Payment. In conjunction with obtaining all or substantially all of the funds for the remainder of the Required Payment, on April 28, 1994, TGX received a commitment regarding a new secured credit facility which it believed would be effected prior to June 30, 1994 but was not. Since the Required Payment was not made before March 31, 1994, the Forbearance Agreement terminated and BMO's rights under the Amended Credit Agreement were reinstated including the existence of the Events of Default.

    On July 13, 1994 TGX entered into a series of agreements with BMO and Bank One, Texas NA ("Bank One") whereby the Company's outstanding bank debt was restructured and all Events of Default resolved. This restructuring resulted in establishment of a borrowing base facility of $2,350,000 under which TGX immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. In conjunction with the debt restructuring, $4,652,000 of BMO debt was converted to a non-recourse note secured only by the NFG Litigation. See Note 6 Subsequent Event for additional information regarding the debt restructuring.

    During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, each of these administrative claimants, other than certain opposing administrative claimants, received a promissory note (the "Administrative Notes") due December 31, 1994, in satisfaction of its unpaid administrative claim. The Administrative Notes bear interest at a rate not to exceed 8% and are secured with certain collateral (the "Consummation Collateral") that had been released from the BMO lien. If the proceeds related to the Consummation Collateral are not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, may be applied toward the balances due.

4.  COMMITMENTS AND CONTINGENCIES

NFG Dispute
-----------

    Since November 30, 1984, TGX has been involved in litigation in the United States District Court for the Western District of New York ("New York Federal Court") (Civ. No. 841372-E) with NFG concerning the validity of a contract (the "Contract") pursuant to which TGX (as successor-in-interest to Paragon Resources, Inc. ("Paragon"), the original contracting party) sells certain natural gas production to NFG. The litigation addresses, among other things, the continued validity of the Contract, the price for gas sold and certain take-or-pay claims.

    In December 1983, certain pricing provisions of the Contract were disapproved by the New York Public Service Commission ("PSC") and as a result, in January 1991, the New York Federal Court determined that the Contract was invalidated. However, on December 3, 1991, the Court of Appeals for the Second Circuit ("Court of Appeals") (Case No. 91-7127) reversed the New York Federal Court and held that the Contract remains in effect subject to the pricing provisions set forth therein. The Court of Appeals remanded the case to the New York Federal Court for further proceedings not inconsistent with their opinion.

    During the Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding-) in the Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, regarding the settlement of some, but not all, of their disputes. Pursuant to the provisions of the partial settlement agreement, in consideration of a payment of $2,940,000 (the "Payment") from NFG, TGX (i) dismissed the Turnover

Proceeding without prejudice (ii) released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding, and (iii) reserved its rights regarding the assumption or rejection of certain other relatively minor gas purchase agreements with NFG. The Payment will be credited against any additional amount due to TGX from NFG.

    In July 1992, the New York Federal Court denied a motion filed by NFG for partial summary judgement wherein NFG sought a finding that it had properly suspended performance under, and eventually terminated, the Contract. A subsequent rehearing upheld this conclusion, but determined that certain matters relating to this issue were questions of fact that cannot be resolved by summary judgement.

    In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the Contract. The PSC determined that it would hold the requested hearing and the parties have submitted prepared testimony, legal briefs, and other documentary material to an administrative law judge appointed by the PSC. As of June 30, 1994, the administrative law judge had not made a finding of fact or law. In November 1994, the administrative law judge issued a preliminary finding that the just and reasonable price pursuant to the NFG contract was $3.714 per mcf of gas. TGX, NFG, and the Staff of the Public Service Commission have filed exceptions to the administrative law judge's rulings, but, to date, the administrative law judge has not ruled on the filed exceptions.

    In January 1993, the New York Federal Court granted TGX's motion for partial summary judgement regarding the price to be paid under the Contract. Based on the New York Federal Court's order, TGX has concluded that from December 1983, through, at least, January 1, 1993, the date price controls were terminated, the Contract price is equal to the lower of (i) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the Natural Gas Policy Act ("NGPA") subject to the escalations provided by the NGPA or (ii) the December 1983 permitted Contract price of approximately $4.41 per MCF. Based on TGX's calculations, the gross difference between the price actually paid by NFG and the price required by the New York Federal Court's order is approximately $23,157,000 as of June 30, 1994, including permitted statutory interest. The New York Federal Court's order did not determine the price subsequent to the termination of the NGPA nor the effect of any subsequent PSC order. A motion by NFG to reconsider this order was determined in 1993, and pursuant thereto, the order for partial summary judgement was upheld. However, the New York Federal Court determined that there were factual issues relating to the alleged repudiation by TGX of the NFG Contract which could not be determined pursuant to a motion for summary judgement. In November 1994, the New York Federal Court appointed a Magistrate to review and hear certain motions relating to various aspects of the Federal Court litigation, including motions and scheduling in pre-trial discovery.

    While TGX is continuing the litigation with NFG regarding the Contract, TGX's management has determined that it will also continue to seek a negotiated settlement with NFG. However, there can be no assurances that any such settlement negotiations will be held or, if held, will be productive. Absent settlement, TGX will vigorously pursue the litigation with NFG. In either event, the ultimate result of the litigation or any settlement with NFG could have a material effect on TGX's financial condition. Also, as result of the debt restructuring completed on July 13, 1994 (See Note 6), BMO through its wholly owned subsidiary is entitled to receive the initial $4,652,000, plus interest, of any settlement and will in certain instances, after TGX has received the same initial amount paid to BMO, be entitled to receive up to fifty percent of certain additional proceeds. TGX can make no prediction as to the effect of or when the NFG litigation will finally be resolved.

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

    In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of pre-petition and administrative claims related to an overriding royalty interest previously conveyed by TGX. As a result of this hearing, the Bankruptcy Court established the method for computing these claim amounts. The parties stipulated that the finally allowed prepetition claim amount was $600,000 to be satisfied with the issuance of Senior Preferred. Previously, TGX had estimated this claim amount and therefor it had been included in prior years financial statements. The administrative claim amount will be satisfied with the issuance of an Administrative Note. The Bankruptcy Court has issued an initial decision relating to the amount of the Administrative Claim. Each of the parties has filed exceptions to the Bankruptcy Court's Opinion, but, to date, no final decision has been issued.

    From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.


5. OTHER REVENUE

    The primary components of other revenue are (amounts in thousands):

                                      Six Months Ended June 30,
                                      -------------------------
                                          1994          1993
                                      -------------  ----------
Proceeds from asset sales, net               $  877       $ 137
Decrease in allowance for doubtful
 accounts                                       242         240
Other                                           145           5
                                             ------       -----
                                             $1,264       $ 382
                                             ======       =====

6. SUBSEQUENT EVENT (Restated)

          On July 13, 1994 TGX entered into a series of agreements with BMO and Bank One whereby the Company's outstanding secured bank debt was restructured. Pursuant to the restructuring, Bank One established a borrowing base facility of $2,350,000 under which TGX immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. The Bank One facility bears interest at Bank One's stated rate plus 2% and is secured by substantially all of TGX's oil and gas properties. This loan is repayable over 36 months and matures July 13, 1997. The borrowing base is to be redetermined at a minimum of every six months or at Bank One's discretion. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio of 1.2 to 1 and a tangible net worth, including Senior Preferred Stock, of a minimum of $5,000,000 and other ratios. The Company can give no assurance that it will be able to continually meet the Bank One facility ratios and covenants.

          Simultaneously with the securance of the Bank One facility, BMO released all of it liens on TGX's properties with the exception of its lien on TGX's currently pending litigation with National Fuel Gas Distribution Corporation ("NFG Litigation")(See Note 4). As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of its outstanding indebtedness, including certain BMO transaction costs, to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security and TGX note, to BMO's wholly-owned subsidiary, BMO

Financial, Inc. ("BMOF"). Pursuant to the agreement, after repayment of the outstanding BMOF Principal, plus applicable interest, from NFG Litigation proceeds, if any, BMOF will, in certain instances, after TGX has received the same initial amount paid to BMOF, be entitled to receive up to fifty percent interest in certain additional litigation proceeds. If NFG Litigation proceeds are insufficient to repay the BMOF note, plus interest, TGX will have no further obligation for such repayment. The BMOF Principal matures on December 31, 1997, subject to each party having the right to extend the maturity date and bears interest at the rate of 10% per annum. However, until December 31, 1997 and for such further time as BMOF elects to extend the maturity date of such note, no cash payment for such interest is required; instead TGX will pay interest in kind through the issuance of additional notes to BMOF.

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

                             RESULTS OF OPERATIONS

Comparison of The First Six Months of 1994 to the First Six Months of 1993
--------------------------------------------------------------------------

Following is a comparison of operating income and other financial activity (amounts in thousands):

                                               1994      1993    Decrease
                                             --------  --------  ---------
Oil and natural gas sales                    $ 1,989   $ 4,426    $(2,437)
Natural gas gathering and treating               379       499       (120)
Other, net                                     1,264       382        882
Operating expenses                              (944)   (2,092)    (1,148)
Depletion , depreciation and amortization       (964)   (1,660)      (696)
General and administrative expenses           (1,357)   (1,615)       258
                                             -------   -------    -------
Operating income (loss)                      $   367   $   (60)   $   427
                                             =======   =======    =======

Revenues
--------

Consolidated revenues for 1994 decreased 32% to $3,632,000 compared to $5,307,000 for 1993.

          Oil and natural gas sales revenue for 1994 decreased by $2,437,000 to $1,989,000. This decrease was primarily attributable to the sale of substantially all of TGX's New York and Ohio oil and natural gas properties effective December 1,1993 and one of TGX's most significant properties being shut-in for a workover operation for all of 1994.

A summary of oil and natural gas sales and revenues for the respective periods is:

                 Summary of Oil Volumes and Revenue
-------------------------------------------------------------------
                                            1994     1993    Change
-------------------------------------------------------------------
Oil revenues (in thousands)                $   465  $   702     (34%)
Oil sales volume (barrels)                  32,344   36,000     (10%)
Oil average price per barrel               $ 14.38  $ 19.50     (26%)
-------------------------------------------------------------------
             Summary of Natural Gas Volumes and Revenue
-------------------------------------------------------------------
                                              1994     1993  Change
-------------------------------------------------------------------
Natural gas revenues (in thousands)        $ 1,524  $ 3,724     (59%)
Natural gas sales volume   (Bcf)              .731    1.675     (56%)
Natural gas average sales price per Mcf    $  2.08  $  2.22     ( 6%)
-------------------------------------------------------------------

          On January 14, 1994, TGX sold substantially all of its New York and Ohio oil and natural gas properties and related assets to Belden & Blake Corporation ("BBC") for $16.2 million, subject to certain adjustments. The effective date of this transaction was December 1, 1993 and accordingly the Company's 1994 results of operations do not include any transactions related to these properties. For 1993, a summary of the oil and natural gas production volumes and net revenue related to these properties that were included in the Company's results of operations for that period is:

Oil production (Mbbls)                              3.2
Gas production (Bcf)                              1.009
Oil and natural gas revenue                     $ 2,318
Operating expenses                               (1,157)
                                                -------
 Net revenue                                    $ 1,161
                                                =======
Natural gas average price per equivalent Mcf    $  2.26
                                                =======

          TGX, as operator, in early 1994 commenced capitalizable workover operations on the Starkey No. 1 well located in the Comite Field, East Baton Rouge Parish, Louisiana. This well is one of TGX's most significant properties and TGX's combined direct and beneficial working interest for the well is approximately 42.6%. Net TGX capitalized expenditures incurred through June 30, 1994 total approximately $400,000. In August, 1994, TGX and its partners elected to suspend further workover operations pending further review. TGX and its partners are currently attempting to secure a third party to assume the remaining financial risk to be incurred to return this well to production. If a third party investor is not secured TGX and its partners have no current plans to recommence operations and the well will be abandoned. If the well is abandoned, TGX will at that time expense its share of capitalized costs incurred under this operation. TGX can give no assurances as to whether or not an investor will be secured and if secured, if these operation will be successful. If the operation is not successful, TGX's future results of operations will be adversely affected.

          On an equivalent unit basis (one barrel of oil equals six MCF of natural gas on a heating value basis), natural gas represents 79% of TGX's 1994 oil and natural gas production volumes and 77% of oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the second half of 1994, average gas prices have declined by approximately 22% from the June 30, 1994 average realized price of $2.08. Continued low gas prices will significantly diminish operating results for the reminder of 1994.

          Natural gas gathering and treating revenues decreased by 24% to $379,000 in 1994 compared to $499,000 in 1993. This decrease in primarily attributable to decreased throughput as a result of the shut-in of the Starkey No. 1 well.

Costs and Expenses
------------------

          Consolidated costs and expenses for 1994 decreased 41% to $3,853,000 compared to $6,517,000 for 1993.

          For 1994, operating expenses decreased 55% to $944,000 compared to $2,092,000 for 1993 while for both periods the expense represented 47% of oil and natural gas revenues. The decrease in operating expenses is primarily attributable to (I) the sale of the New York and Ohio oil and natural gas properties and related assets, and (ii) the Starkey No. 1 well being shut-in for the workover operation. Both of these items were offset by the recognition of additional beneficial interests in certain affiliated partnerships in 1994. Certain operating expenses are fixed and accordingly will not vary with increases or decreases in oil and natural gas production.

          Effective October 2, 1992, the Company adopted the successful efforts accounting method for oil and natural gas operating activities. Depletion, depreciation, and amortization decreased 55% to $964,000 in 1994 from $1,660,000 in 1993 primarily due to the sale of the New York and Ohio oil and natural gas properties. The reclassification to a probable category of reserves attributable to the Starkey No. 1 well resulted in a higher per unit depreciation and depletion rate for production from the Comite Field in 1994. The depletion and depreciation rate for oil and natural gas properties could be materially affected by various events including but not limited to (I) the ability of the Company to conduct additional oil and natural gas operations and (ii) consistent rates of production from each field throughout the year.

          General and administrative expenses in 1994 decreased by 16% to $1,357,000 from $1,615,000 in 1993. This net decrease is primarily attributable to higher 1993 costs related to the consolidation of the Company's operations and administrative offices and decreases in 1994 overhead reimbursements due to
(I) the liquidation of certain affiliated partnerships and (ii) the sale of operated oil and gas properties. The Company's management has implemented plans to reduce its general and administrative expenses primarily through staff reductions and the outsourcing of certain functions. The cost savings from staff reductions to date have been reduced by related severance termination costs.

          Interest expense decreased 49% in 1994 to $588,000 from $1,150,000 during 1993. This decrease is primarily attributable to current year principal balance reductions of $13,676,000. The 1994 principal reductions were primarily the result of proceeds derived from property sales. As a result of the debt restructuring on July 13, 1994 (Note 6), the Company's per annum interest rate shall be reduced from 13% to a floating rate of prime plus two percent. The prime rate as of July 13, 1994 was 7.25%. The Company's future monthly interest expense shall be significantly reduced due to lower borrowings outstanding and a lower interest rate. The BMOF non-recourse note, dated July 13, 1994, interest rate is 10% and payable in kind through the issuance of additional BMOF notes.

          The accretion of the Senior Preferred redemption, value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of this accretion increased by 38% to $1,886,000 during 1994 compared to $1,364,000 in 1993.

          Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually. Due to the annual compounding factor, Preferred Stock dividends for 1994 increased to $5,346,000 compared to $5,040,000 for 1993.

          As of December 31, 1993, the Company had substantial federal tax net operating loss carryovers and investment tax credit and depletion carry forwards, which expire at varying times from 1995 to 2006. Due to an expected current federal tax loss, the Company currently pays no federal income taxes. Pursuant to the provisions of the Internal Revenue Code (the "Code"), a corporation which undergoes a "change of ownership" is generally subject to an annual limitation on the utilization of its loss carryovers. As a result, the Company is limited in its utilization of the pre-"change of ownership" loss carryovers. Based on the value of the Company as of the Effective Date, the annual amount of the pre-"change of ownership" loss carryovers to be utilized is limited to $1,230,000. However, loss carryovers not fully utilized in the year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. In addition, the amount of loss carryovers utilized will be increased by any built-in gain exclusion recognized during the five year period after the "change of ownership". Based on the Company's current operations, the limitation on utilization of the loss carryovers should not have a material effect on the Company's requirements to pay income taxes.

Other
-----

          For 1994, substantially all of the Company's capital expenditures were related to the workover operation for the Starkey No. 1 well. Since the reserves attributable to this well were classified as probable as of December 31, 1993, and accordingly, were not included in the Company's estimate of proved reserves, most cost associated with this operation have been capitalized. For 1993, the Company's capital expenditures of $299,000 were primarily related to computer equipment.


                              FINANCIAL CONDITION

          As set forth in Note 3 of the Notes to Consolidated Financial Statements, the Company has applied approximately $16.7 million towards the Required Payment and subsequent to quarter end completed its debt restructuring (Note 6). The debt restructuring will reduce future interest expense and negate temporarily the need for principal payments based on outstanding borrowings of $1,600,000 on a borrowing base of $2,350,000 at July 13, 1994. The borrowing base is reduced by $56,000 per month commencing August 1, 1994 and is subject to redetermination every six months or at Bank One's election. The first redetermination date is December 1, 1994.

          At June 30, 1994, the Company's working capital deficit was $7,571,000 which included $5,823,000 for current maturities of long-term debt and $1,173,000 for Administrative Notes. Subsequent to current quarter end, $4,652,000, including certain transaction costs, of the current long term debt was restructured, whereby, until December 31, 1997, repayment is limited to proceeds, if any, received from the NFG Litigation.

          As set forth in Note 1 of the Notes to Consolidated Financial Statements, the Company has certain dividend and redemption obligations related to the Senior Preferred. For financial reporting purposes, the Senior Preferred has both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At June 30, 1994, the Senior Preferred redemption value and accrued dividends totaled $87,292,000 and $23,018,000 respectively. These amounts, plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

          As June 30, 1994, the stockholders' deficit was $35,824,000. Due to the dividend requirements for the Senior, Junior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future under the current capital structure.

                        LIQUIDITY AND CAPITAL RESOURCES

          For 1994, the Company's cash provided by operating activities was $420,000. As a result of TGX's obligation to BMO under the Amended Credit Agreement, substantially all of the Company's operations cash flow was dedicated to debt retirement.

          The July 13, 1994 debt restructuring with BMO and Bank One (Note 6) shall significantly improve the Company's liquidity while curing the BMO Events of Default. The new credit facility has a borrowing base of $2.35 million of which $1.6 million was immediately drawn. The borrowing base is reduced monthly by $56,000 and is to be redetermined on a semi-annual basis commencing December 1, 1994 or at Bank One's election. Interest is payable monthly at the lender's stated rate plus 2%. This new credit facility is secured by substantially all of the Company's assets. The facility is repayable over 36 months and matures on July 13, 1997. The Bank One facility includes financial and default covenants standard in the industry. Though the Company has complied with all covenant requirements to date, there can be no assurance that it will be able to continue such compliance or that its borrowing base may not be significantly reduced during a future semi-annual redetermination.

          In conjunction with applying the net proceeds related to the sale of assets to BBC, BMO reserved $300,000 for a TGX contingent liability under a letter of credit. In May 1994, the letter of credit amount was reduced by $150,000 and this amount was applied toward the Required Payment. The remaining $150,000 letter of credit liability continues to be outstanding but release is anticipated during the fourth quarter of 1994.

          Pursuant to the terms of the purchase and sale agreement with BBC, $500,000 of the consideration was placed in escrow pending the reconciliation of purchase price adjustments. These funds, net of an estimated purchase price adjustment of $45,000, and other adjustments were released to TGX in October 1994.

          In 1994, a majority of the limited partner interests in two partnerships voted to appoint TGX as the liquidating trustee for the partnerships. As a result, TGX solicited offers to sell the oil and natural gas properties of the partnerships and subsequently accepted an offer to sell certain of the partnerships' oil and natural gas properties for $2.61 million. TGX's share of the liquidating cash distributions from the partnerships ($1.367 million) was applied toward the Required Payment. During 1994, the Company will continue a program of reviewing the status of affiliated partnerships to determine whether or not the partnerships should be liquidated. Due to the limited remaining asset value for most of these partnerships and their on-going administrative costs, the Company expects that substantially all of the partnerships will be liquidated. The Company is attempting to liquidate all private partnerships before the end of 1994 and have all public partnerships liquidated by mid-1995. As a result of the private partnership liquidations, the Company may obtain additional direct interests in the related oil and natural gas properties in consideration of debt forgiveness by the Company. Liquidation of the partnerships will eliminate general and administrative reimbursements derived from such partnerships by the Company, but such reimbursements should equal cost reductions.

          Subject to the availability of cash flow for 1994, the Company's capital expenditure budget will be substantially related to the development of proved developed non-producing reserves including workover operations on the Starkey No. 1 well, one of its most significant properties. The Company subsequent to quarter end suspended its workover operations on the Starkey. The Company is attempting to secure a third party to assume the financial risk to be incurred to return this well to production. If unsuccessful in securing a third party, the Company and its partners have no plans to recommence operations and the well will be abandoned.


          Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their pro-rate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is substantially under-produced and the Company is conducting negotiations to recoup or otherwise settle its net under-produced status. The Company anticipates recouping under-produced payments in 1994 and 1995 but can give no assurance as to its ability to recoup or otherwise settle any net under-produced status in the immediate future.

          In 1994, the Company will review investment opportunities, consistent with its available capital, to determine if asset enhancement can be obtained either through drilling or acquisition. However, considering the Company's's current financial position and the inability to predict (I) the outcome of the NFG Litigation and (ii) the success of any cost reductions, the Company cannot currently determine if it will be able to successfully implement its business plan and strategy.

          In addition to the on-going oil and gas production operations, a key factor in the Company's future will be the final resolution of the litigation with NFG. While the Company has attempted to commence settlement negotiations with NFG, to date no meaningful discussions have taken place. If a settlement cannot be reached, the Company is committed to prosecuting this litigation with every reasonable resource available to it. The outcome of the NFG Litigation, which may be many years away if a settlement cannot be reached, could materially affect the Company's future. Under the restructured credit agreement with BMO (Note 6), BMO's subsidiary will be entitled to receive the initial $4,652,000 of any settlement proceeds, plus interest, and in certain instances, after TGX has received the same initial amount paid to BMO, be entitled to receive up to 50% of any additional settlement proceeds.

                           Part II. Other Information

Item 1. LEGAL PROCEEDINGS

          Except as set forth in Note 4 of the Notes to Consolidated Financial Statements included in Part I hereof, since the filing date of the Annual Report on Form 10-K/A, there have been no substantial developments related to the legal proceedings described therein.

Item 3. DEFAULTS UPON SENIOR SECURITIES

          (a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of June 30, 1994, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (I) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a). Exhibits: - Exhibit 27 - Financial Data Schedule

          (b).  Reports on Form 8-K

          On July 13, 1994, the Company filed a report on form 8-K regarding the securance of a new secured loan facility with Bank One, Texas, N.A. and the simultaneous restructuring, amending and restating of its existing loan with the Bank of Montreal.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TGX CORPORATION
                                             (Registrant)



Date: February 25, 1997                      By: /s/ MICHAEL A. GERLICH
                                                 -------------------------
                                                 Michael A. Gerlich
                                                 Vice President and
                                                 Chief Financial Officer