Form 10-Q/A
period 1994-09-30
TGX CORP
filed 1997-02-25
CIK 319650

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                      OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _____
                                               -----

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No _____
                           -----

   As of January 31, 1995, there were 25,313,533 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
        Report on Form 10-Q/A For The Quarter Ended September 30, 1994

                                     Index


                                                                            Page
Part I. Financial Information                                             1
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 September  30, 1994 and December 31, 1993                2

                 Consolidated Statements of Operations (Unaudited) -
                 Three and Six Month Periods Ended
                 September 30, 1994 and 1993                              3

                 Consolidated Statements of Cash Flows  -
                 Nine Month Periods Ended September 30, 1994 and 1993     4

                 Notes to Consolidated Financial Statements (Unaudited)   5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     13

Part II.  Other Information                                              18

        Item 1.  Legal Proceedings

        Item 3.  Defaults Upon Senior Securities

        Item 6.  Exhibits and Reports on Form 8-K

Forward-Looking Statements

   Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in the Form 10-Q/A will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in the Form 10-Q/A, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TGX Corporation
        Report on Form 10-Q/A For the Quarter Ended September 30, 1994

                        Part I.  Financial Information.


Item 1.  FINANCIAL STATEMENTS.

       The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report
on Form 10-K for the year ended December 31, 1993.   These interim financial
statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1994 and the results of its operations and cash flows for the nine month period ended September 30, 1994. Results of operations for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Prior Period Adjustments
------------------------

     In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG Litigation"). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filling, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No.
15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. (See Note 7 of the Notes to Consolidated Financial Statements.)

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
Note 1

----------------------------------------------------------------------
                                              (Restated-
                                                Note 7)
                                            September 30,   December 31,
(Thousands of dollars)                           1994           1993
----------------------------------------------------------------------
ASSETS                                       (Unaudited)
  Current assets:
    Cash and cash equivalents                  $    649       $  1,220
    Accounts receivable, net                      1,973          1,833
    Accounts receivable from
     affiliates, net                                337          1,019
    Net oil and natural gas properties
     held for sale - Note 2                           -         15,128
    Other current assets                            131            148
----------------------------------------------------------------------
      Total current assets                        3,090         19,348
----------------------------------------------------------------------
Property and equipment:
    Oil and natural gas properties               10,458         11,434
    Other property and equipment                    312            442
    Accumulated depletion, depreciation
     and amortization                            (3,759)        (2,472)
----------------------------------------------------------------------
       Property and equipment, net                7,011          9,404
----------------------------------------------------------------------
OTHER ASSETS:
    Accounts receivable from
     affiliates, long-term portion                    -            100
    Investment in Comite Field Plant
     Venture                                        939          1,015
    Other assets                                    239            198
----------------------------------------------------------------------
      Total other assets                          1,178          1,313
----------------------------------------------------------------------
TOTAL ASSETS                                   $ 11,279       $ 30,065
======================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued
     liabilities - Note 6                      $  3,237       $  7,657
    Current maturities of long-term
     debt - Note 3                                  159         19,499
    Notes payable                                 1,065          1,401
----------------------------------------------------------------------
       Total current liabilities                  4,461         28,557
----------------------------------------------------------------------
Commitments and contingencies - Note 4
Long-term debt - Note 3                           6,319              -
Redeemable Senior Preferred Stock,
 8,729,246 shares to be issued
   redemption value $87,292                      40,893         30,013
----------------------------------------------------------------------
Stockholders' deficit:
    Preferred stock, $1.00 par value;
     10,000,000 shares authorized
    300,000 shares issued plus 124,000
     and 104,000, respectively,  shares
     to be issued for dividends                     424            404

    Common stock, 28,976,791 shares
     issued, 25,313,533 shares
     outstanding                                    290            290
    Additional paid-in capital                    1,118            936
    Accumulated deficit                         (42,226)       (30,135)
----------------------------------------------------------------------
      Total stockholders' deficit               (40,394)       (28,505)
----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                       $ 11,279       $ 30,065
======================================================================

    See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) Note 1


 -------------------------------------------------------------------------------------------------------
                                                  (Restated-                    (Restated-
                                                    Note 7)                       Note 7)
                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,

(Thousands of dollars, except per share
 data)                                               1994        1993               1994        1993
-------------------------------------------------------------------------------------------------------
REVENUES

Oil and natural gas sales                            $ 1,296    $ 2,284            $  3,285    $  6,710
Natural gas gathering                                     64        106                 243         323
Share of earnings of natural gas
 treating plant                                          112        138                 312         420
Other, net  - Note 5                                      (9)        16               1,255         398
-------------------------------------------------------------------------------------------------------
                                                       1,463      2,544               5,095       7,851
-------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                       827        900               1,771       2,992
Depletion, depreciation and amortization                 790        897               1,754       2,557
General and administrative expenses                      731        645               2,088       2,260
Interest, net                                            144        553                 732       1,703
-------------------------------------------------------------------------------------------------------
                                                       2,492      2,995               6,345       9,512
-------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY GAIN                        (1,029)      (451)             (1,250)     (1,661)
Extraordinary Gain - Note 3                              128          -                 128           -
-------------------------------------------------------------------------------------------------------
NET LOSS                                                (901)      (451)             (1,122)     (1,661)
Accretion of Senior Preferred
 redemption value                                     (1,020)      (746)             (2,906)     (2,110)
Preferred stock dividends, net                        (2,717)    (2,558)             (8,063)     (7,598)
-------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                  $(4,638)   $(3,755)           $(12,091)   $(11,369)
=======================================================================================================
NET LOSS PER SHARE OF COMMON STOCK                    $(0.18)    $(0.15)             $(0.48)     $(0.45)
=======================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                     25,314     25,314              25,314      25,314
=======================================================================================================



    See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) Note 1


------------------------------------------------------------------------------------
                                                                 (Restated -
                                                                   Note 7)
                                                      Nine Months Ended September 30,
(Thousands of dollars)                                              1994      1993
------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                     $   (1,122)   $(1,661)
  Adjustments to reconcile net loss to
   cash provided by
   operating activities:
   Depletion, depreciation and
    amortization                                                    1,754      2,557
   Other amortization                                                   -         75
   Extraordinary gain                                                (128)         -
   Interest to be paid through issuance
    of additional notes                                               101          -
   Changes in operating assets and
    liabilities:
       Increase in accounts receivable                               (140)      (278)
       (Increase) decrease in accounts
        receivable from affiliates                                    782       (224)
       Decrease (increase) in other
        current assets                                             15,145       (107)
       Increase (decrease) in accounts
        payable and accrued expenses                               (4,730)     2,901
------------------------------------------------------------------------------------
          Net cash provided by
           operating activities                                    11,662      3,263
------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                              (418)      (283)
   Proceeds from asset sale, net                                    1,244        302
   (Increase) decrease in other assets                                (65)        86
------------------------------------------------------------------------------------
           Net cash provided by
            investing activities                                      761        105
------------------------------------------------------------------------------------
Cash flows from financing activities:
   Borrowings                                                       1,725         90
   Principal payments on long-term debt
    and notes payable                                             (14,719)    (2,569)
------------------------------------------------------------------------------------
            Net cash used by financing
             activities                                           (12,994)    (2,479)
------------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                                    (571)       889
Cash and cash equivalents at beginning
 of period                                                          1,220      1,297
------------------------------------------------------------------------------------
Cash and cash equivalents at end of
 period                                                        $      649    $ 2,186
====================================================================================
Supplemental Disclosure of Non-Cash
 Financing Activities:
    Forgiveness of notes payable                               $      128          -
    Interest to be paid through
     issuance of additional notes                              $      101          -




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

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of September 30, 1994, the Senior Preferred redemption value and accrued dividends totaled $87,292,000 and $25,667,000, respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

2.  SALE OF OIL AND NATURAL GAS PROPERTIES AND RELATED ASSETS

   In the first half of 1994, TGX consummated the sale of substantially all of its New York and Ohio oil and natural gas properties and related assets to Belden & Blake Corporation ("BBC") for $16.2 million, subject to certain adjustments. The effective date of this transaction was December 1, 1993. Substantially all of the net proceeds from this transaction were applied toward
the reduction of TGX's obligation to Bank of Montreal.  (See Note 3)   In
conjunction with the BBC transaction, TGX assigned to BBC its contract with NFG pursuant to which a substantial portion of TGX's New York natural gas production was marketed. The assignment of TGX's contract with NFG was made with certain reservations relating to the litigation and administrative proceedings between TGX and NFG.

3.  LONG-TERM DEBT AND NOTES PAYABLE

   As of September 30, 1994 and December 31, 1993, the components of long-term debt were:

--------------------------------------------------------------------
                                       September 30,   December 31,
(Thousands of dollars)                      1994           1993
--------------------------------------------------------------------
       Bank borrowings:
         Term loans (secured)                 $1,725       $ 19,209
         Revolving credit (secured)                -            290
         Non-recourse note                     4,753              -
-------------------------------------------------------------------
                                               6,478         19,499
       Less current maturities                  (159)       (19,499)
-------------------------------------------------------------------
       Long-term debt in default              $6,319       $      -
===================================================================

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

                     Original
                     Principal
   Description        Amount        Interest Rate          Maturity Date
------------------  -----------  -------------------     -----------------

     Term Loan A    $15,600,000    BMO Prime plus 1.5%   December 31, 1994

     Term Loan B     10,000,000           13%            December 31, 1993

     Term Loan C      1,250,000    BMO Prime plus 1.5%   December 31, 1993

     Term Loan D        194,750         None             December 31, 1994

   Loans made pursuant to the Amended Credit Agreement are secured by substantially all of the assets of the Company, and the Amended Credit Agreement included covenants relating to certain financial and expenditures restrictions.

   Pursuant to the provisions of the Term Loans, on December 31, 1992, TGX was required to make certain interest payments of approximately $1,274,000. TGX was unable to pay this obligation and on January 7, 1993, BMO notified TGX that an Event of Default had occurred under the Amended Credit Agreement. In addition, TGX did not satisfy in full the subsequent required debt service payments to BMO, which also constitute Events of Default.

   In January 1994, in conjunction with TGX's sale of certain oil and natural gas properties and related assets to BBC, TGX made a debt service payment of approximately $14.3 million to BMO. In addition, TGX and BMO entered into a limited forbearance agreement (the "Forbearance Agreement"), which was subsequently amended, pursuant to which BMO agreed not to assert any rights resulting from the Events of Default until March 31, 1994. Pursuant to the Forbearance Agreement, TGX was required to make a payment (the "Required Payment") of $18 million plus accrued interest and fees less (I) the $14.3 million previously paid to BMO and (ii) any amounts paid to BMO subsequent to January 1, 1994 that were applied toward the Required Payment. In conjunction with obtaining all or substantially all of the funds for the remainder of the Required Payment, on April 28, 1994, TGX received a commitment regarding a new secured credit facility. Since the Required Payment was not made before March 31, 1994, the Forbearance Agreement terminated and BMO's rights under the Amended Credit Agreement were reinstated including the existence of the Events of Default.

   On July 13, 1994 TGX entered into a series of agreements with BMO and Bank One, Texas NA ("Bank One") whereby the Company's outstanding secured bank debt was restructured and all BMO Events of Default resolved. Pursuant to the restructuring, Bank One established a borrowing base facility of $2,350,000 under which TGX immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. The Bank One facility bears interest at Bank One's stated prime rate plus 2% and is secured by substantially all of TGX's oil and gas properties. This loan is repayable in thirty-six (36) months and matures on July 13, 1997. The borrowing base is to be redetermined every six months or at Bank One's election. The Bank One facility requires the maintenance of certain financial ratios including a working capital ration of 1.2 to 1 and a tangible net worth, including Senior Preferred Stock, of a minimum of $5,000,000 and other ratios. The Company can give no assurance that it will be able to continually meet the Bank One facility ratios and covenants.

   Simultaneously with the securance of the Bank One facility, BMO released all of it liens on TGX's properties with the exception of its lien on TGX's currently pending litigation with NFG (See Note 4). As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of it outstanding indebtedness to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security and TGX note, to BMO's wholly-owned subsidiary, BMO Financial, Inc. ("BMOF"). Pursuant to agreement, after repayment of the outstanding BMOF Principal, plus applicable interest, from NFG Litigation proceeds, if any, BMOF will, in certain instances, after TGX has received the same initial amount paid to BMOF, be entitled to receive up to fifty percent interest in certain additional litigation proceeds. If NFG Litigation proceeds are insufficient to repay the BMOF Principal, plus applicable interest, TGX will have no further obligation for such repayment. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date and bears interest at the rate of 10% per annum. However, until December 31, 1997 and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead TGX will pay interest in kind through the issuance of additional notes to BMOF. As of September 30, 1994 the BMOF note outstanding totaled $4,753,000, including total accrued interest of $101,000.

   During the Reorganization Proceeding, TGX incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). TGX objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, each of these administrative claimants, other than certain opposing administrative claimants, received a promissory note (the "Administrative Notes") due December 31, 1994, in satisfaction of its unpaid administrative claim. The claimants were to receive their Administrative Notes upon satisfaction of certain conditions, including execution of certain releases of liability to the Company and others. The Administrative Notes bear interest at a rate not to exceed 8% and are secured with certain collateral (the "Consummation Collateral") that has been released from the BMO lien. If the proceeds related to the Consummation Collateral are not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, may be applied toward the balances due. During the third quarter of 1994, the Company entered into discussions with various Administrative Note holders proposing settlement of their claims on a discounted basis. As of September 30, 1994, certain Administrative Notes were settled on a discounted basis resulting in an extraordinary gain, including interest forgiven, of $128,000.

4.  COMMITMENTS AND CONTINGENCIES

NFG Dispute
-----------

   Since November 30, 1984, TGX has been involved in litigation in the United States District Court for the Western District of New York ("New York Federal Court") (Civ. No. 841372-E) with NFG ("NFG Litigation") concerning the validity of a contract (the "Contract") pursuant to which TGX (as successor-in-interest to Paragon Resources, Inc. ("Paragon"), the original contracting party) sells certain natural gas production to NFG. The litigation addresses, among other things, the continued validity of the Contract, the price for gas sold and certain take-or-pay claims.

   In December 1983, certain pricing provisions of the Contract were disapproved by the New York Public Service Commission ("PSC") and as a result, in January 1991, the New York Federal Court determined that the Contract was invalidated. However, on December 3, 1991, the Court of Appeals for the Second Circuit ("Court of Appeals") (Case No. 91-7127) reversed the New York Federal Court decision and held that the Contract remains in effect subject to the pricing provisions set forth therein. The Court of Appeals remanded the case to the New York Federal Court for further proceedings not inconsistent with their opinion.

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

   In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the Contract. The PSC determined that it would hold the requested hearing and the parties have submitted prepared testimony, legal briefs, and other documentary material to an administrative law judge appointed by the PSC. As of September 30, 1994, the administrative law judge had not made a finding of fact or law. In November 1994, the administrative law judge issued a preliminary finding that the just and reasonable price pursuant to the NFG contract was $3.714 per mcf of gas. TGX, NFG, and the Staff of the Public Service Commission have filed exceptions to the administrative law judge's rulings, but, to date, the administrative law judge has not ruled on the filed exceptions.

   In January 1993, the New York Federal Court granted TGX's motion for partial summary judgement regarding the price to be paid under the Contract. Based on the New York Federal Court's order, TGX has concluded that from December 1983, through, at least, January 1, 1993, the date price controls were terminated, the Contract price is equal to the lower of (I) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the

Natural Gas Policy Act ("NGPA") subject to the escalations provided by the NGPA or (ii) the December 1983 permitted Contract price of approximately $4.41 per MCF. Based on TGX's calculations, the gross difference between the price actually paid by NFG and the price required by the New York Federal Court's order is approximately $23,535,000 as of September 30, 1994, including permitted statutory interest. The New York Federal Court's order did not determine the price subsequent to the termination of the NGPA nor the effect of any subsequent PSC order. A motion by NFG to reconsider this order was determined in 1993, and pursuant thereto, the order for partial summary judgement was upheld. However, the New York Federal Court determined that there were factual issues relating to the alleged repudiation by TGX of the NFG Contract which could not be determined pursuant to a motion for summary judgement. In November 1994, the New York Federal Court appointed a Magistrate to review and hear certain motions relating to various aspects of the Federal Court litigation, including motions and scheduling in pre-trial discovery.

   While TGX is continuing the litigation with NFG regarding the Contract, TGX's management has determined that it will also continue to seek a negotiated settlement with NFG. However, there can be no assurances that any such settlement negotiations will be held or, if held, will be productive. Absent settlement, TGX will vigorously pursue the litigation with NFG. In either event, the ultimate result of the litigation or any settlement with NFG could have a material effect on TGX's financial condition. Also, as result of the debt restructuring completed on July 13, 1994 (See Note 3), BMO, through its wholly owned subsidiary, is entitled to receive the initial $4,652,000, plus applicable interest, of any settlement and will in certain instances, after TGX has received the same initial amount paid to BMO, be entitled to receive up to fifty percent of certain additional proceeds. TGX can make no prediction as to such effect of or when the NFG Litigation will finally be resolved.

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

5. OTHER REVENUE

   The primary components of other revenue are (in thousands):

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                            1994            1993

   Proceeds from asset sales, net                           $  877          $ 141
   Decrease in allowance for doubtful accounts                 242            214
   Other                                                       136             43
                                                            ------          -----
                                                            $1,255          $ 398
                                                            ======          =====

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   As of September 30, 1994 and December 31, 1993 the primary components of accounts payable and accrued liabilities were (in thousands):

                                             1994       1993
                                          (Unaudited)
Accounts payable                              $  343    $  664
Undistributed net oil and natural gas
 revenue                                       1,452     1,584
Accrued interest and fees                         32     3,408
Accounts payable to affiliates                   101       101
Accrued pre-petition liabilities                 878       926
Miscellaneous accruals                           431       974
                                              ------    ------
                                              $3,237    $7,657
                                              ======    ======

7. PRIOR PERIOD ADJUSTMENTS

   In July 1994, the Company restructured and converted its BMO debt of $4,652,000 to a non-recourse note secured only by proceeds, if any, which might have been received from the NFG Litigation. This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs
of $492,000, of $4,160,000 in the third quarter of 1994.   In connection with
responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the non-recourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. A summary of the impact on the 1994 period is shown below (in thousands, except per share data).


                                          September 30, 1994

                                          Reported   Restated
                                          ---------  ---------
BALANCE SHEET (Unaudited)
   Long-term debt                         $  1,566   $  6,319
   Accumulated deficit                     (37,483)   (42,226)
   Total stockholder's deficit             (35,651)   (40,394)



                                          Three Months Ended   Nine Months Ended

                                          September 30, 1994   September 30, 1994

                                          Reported  Restated   Reported  Restated
                                          --------  --------   --------  --------
STATEMENT OF OPERATIONS (Unaudited)
   General and administrative expense      $  239    $   731   $  1,596   $  2,088
   Interest expense                            43        144        631        732
   Extraordinary gain                       4,288        128      4,288        128
   Net income (loss) applicable to
    common stock                              115     (4,638)    (7,338)   (12,091)
   Net income (loss) per share of
    common stock                             0.00      (0.18)     (0.29)     (0.48)


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

      Amounts in this discussion and analysis have been restated as disclosed in
Note 7 of the Notes to Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

Comparison of The First Nine Months of 1994 ("1994")  to the First Nine Months
------------------------------------------------------------------------------
of 1993 ("1993")
----------------

Following is a comparison of operating income and other financial activity (amounts in thousands):

                                              1994      1993     Change
                                            --------  --------  ---------
Oil and natural gas production              $ 3,285   $ 6,710    $(3,425)
Natural gas gathering and treating              555       743       (188)
Other, net                                    1,255       398        857
Operating expenses                           (1,771)   (2,992)    (1,221)
Depletion, depreciation and amortization     (1,754)   (2,557)      (803)
General and administrative expenses          (2,088)   (2,260)      (172)
                                            -------   -------    -------
Operating income                            $  (518)  $   (42)   $  (560)
                                            =======   =======    =======

Revenues
--------

     Consolidated revenues for 1994 decreased 35% to $5,095,000 compared to $7,851,000 for 1993.

   Oil and natural gas sales revenue for 1994 decreased by $3,425,000 to $3,285,000. This decrease was primarily attributable to the sale of substantially all of TGX's New York and Ohio oil and natural gas properties effective December 1,1993 and one of TGX's most significant properties being shut-in for a workover operation for all of 1994.

    A summary of oil and natural gas sales volume and revenues for the respective periods is:

                    Summary of Oil Sales Volume and Revenue

----------------------------------------------------------
                                  1994    1993    Change
----------------------------------------------------------
Oil revenues (in thousands)     $   729  $ 1,026  (29%)
Oil sales volume  (barrels)      47,700   55,700  (14%)
Oil average price per barrel    $ 15.28  $ 18.42  (17%)
----------------------------------------------------------

                Summary of Natural Gas Sales Volume and Revenue

------------------------------------------------------------
                                  1994    1993    Change
------------------------------------------------------------
Natural gas revenues
(in thousands)                   $2,556  $5,684     (55%)
Natural gas sales volume (Bcf)    1.392   2.542     (45%)
Natural gas average sales price
per Mcf                          $ 1.84  $ 2.24     (18%)
-------------------------------------------------------------

      On January 14, 1994, TGX sold substantially all of its New York and Ohio oil and natural gas properties and related assets to Belden & Blake Corporation ("BBC") for $16.2 million, subject to certain adjustments. The effective date of this transaction was December 1, 1993 and accordingly the Company's 1994 results of operations do not include any transactions related to these properties. For 1993, a summary of the oil and natural gas sales volumes and net revenue related to these properties that were included in the Company's results of operations for that period is:

     Oil sales volume (Mbbls)                            3.0
     Gas sales volume (Bcf)                            1.372
     Oil and natural gas revenue                     $ 3,507
     Operating expenses                               (1,684)
                                                     -------
      Net revenue                                    $ 1,823
                                                     =======
     Natural gas average price per equivalent Mcf    $  2.51

   TGX, as operator, in early 1994 commenced capitalizable workover operations on the Starkey No. 1 well located in the Comite Field, East Baton Rouge Parish, Louisiana. This well is one of TGX's most significant properties and its combined direct and beneficial working interest in the well is approximately 42.6%. Net TGX capitalized expenditures incurred through June 30, 1994 totaled approximately $400,000. In August, 1994, TGX and its partners elected to suspend further workover operations pending further review. TGX and its partners are currently attempting to secure a third party to assume the remaining financial risk to be incurred to return this well to production. If a third party investor is not secured TGX and its partners have no current plans to recommence operations and the well will be abandoned. If the well is abandoned, TGX will at that time expense its share of capitalized costs incurred under this operation.

   On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 83% of TGX's 1994 oil and natural gas sales volumes and 78% of oil and natural gas revenues. Due to the Company's revenues being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the fourth quarter of 1994, gas prices have continued to decline from the average price realized through September 30, 1994. Continued low gas prices will significantly diminish operating results for the remainder of 1994.

   Natural gas gathering and treating revenues decreased by 25% to $555,000 in 1994 compared to $743,000 in 1993. This decrease in primarily attributable to decreased throughput as a result of the shut-in of the Starkey No. 1 well.

Costs and Expenses
------------------

   Consolidated costs and expenses for 1994 decreased 33% to $6,345,000 compared to $9,512,000 for 1993.

   For 1994, operating expenses decreased 41% to $1,771,000 compared to $2,992,000 for 1993. The decrease in operating expenses is primarily attributable to the sale of the New York and Ohio oil and natural gas properties and related assets. The decrease in 1994 operating expenses would have been greater except 1994 expenses include $108,000 of expensed workover costs related to Starkey well operations.

   Effective October 2, 1992, the Company adopted the successful efforts accounting method for oil and natural gas operating activities. Depletion, depreciation, and amortization decreased 31% to $1,754,000 in 1994 from $2,557,000 in 1993 primarily due to the sale of the New York and Ohio oil and natural gas properties and the Starkey well shut in. The reclassification to a probable category of reserves attributable to the Starkey No. 1 well resulted in a higher per unit depreciation and depletion rate for sales from the Comite Field in 1994.

   General and administrative expenses in 1994 decreased by 8% to $2,088,000 from $2,260,000 in 1993. This net decrease is primarily attributable to costs incurred in 1993 related to the consolidation of the

Company's operations and administrative offices and 1994 staff reductions and outsourcing of certain functions. The decrease in 1994 expense was reduced by lower overhead reimbursements due to the liquidation of certain affiliated partnerships, and the inclusion in 1994 of $492,000 of nondeferrable BMO debt restructuring costs.

   Interest expense decreased 57% in 1994 to $732,000 from $1,703,000 in 1993. This decrease is primarily attributable to current year principal balance reductions of $15,128,000. The 1994 principal reductions were primarily the result of proceeds derived from property sales. As a result of the debt restructuring on July 13, 1994 (See Note 3), the Company's per annum interest rate was reduced from a maximum rate of 13% to a floating rate of prime plus two percent. The prime rate as of September 30, 1994 was 7.75%. The Company's future monthly interest expense shall be significantly reduced due to lower borrowings outstanding and a lower effective interest rate. Also included in 1994 interest expense is $101,000 of BMOF interest that will be paid through the issuance of additional BMOF notes.

   During the third quarter of 1994, the Company recorded an extraordinary gain as a result of a debt forgiveness of $128,000. The extraordinary gain relates to the settlement of certain Administrative Notes on discounted basis and related accrued interest forgiveness. Efforts continue to settle the remaining Administrative Notes on a discounted basis.

   The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of this accretion increased by 38% to $2,906,000 in 1994 compared to $2,110,000 in 1993.

   Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually. Due to the annual compounding factor, Senior Preferred Stock dividends for 1994 totaled $7,861,000 as compared to $7,396,000 for 1993. Other Preferred Stock dividends for both 1994 and 1993 were $202,000.

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

Other
-----

   For 1994, substantially all of the Company's capital expenditures were related to the recompletion operations on the Starkey No. 1 well. Since the reserves attributable to this well were classified as probable as of December 31, 1993 and, accordingly, were not included in the Company's estimate of proved reserves, costs associated with this operation have been capitalized. For 1993, the Company's capital expenditures of $299,000 were primarily related to computer equipment.

                              FINANCIAL CONDITION

   As set forth in Note 3, the debt restructuring completed July 13, 1994 greatly enhanced the Company's financial position. The debt restructuring will reduce future interest expense and negate temporarily the need for principal payments based on outstanding borrowings of $1,725,000 and a borrowing base of $2,238,000 as of September 30, 1994. The borrowing base is reduced by $56,000 per month commencing August 1, 1994 and is subject to redetermination every six months or at Bank One's election. The non-recourse BMOF note is payable only from NFG Litigation proceeds, if any, and interest is payable in kind through the issuance of additional BMOF notes until December 31, 1997.

   At September 30, 1994, the Company's working capital deficit was $1,371,000 which included $159,000 for current maturities of long-term debt and $1,065,000 for Administrative Notes principal. Pursuant to the new secured borrowing base facility, the Company must maintain certain financial ratios including a current ratio of 1.2 to 1 after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company has to date been in compliance with the current ratio test. The Company can give no assurance that it will be able to continue to comply with this or any other ratio tests as required under the new credit facility.

   As set forth in Note 1 the Company has certain dividend and redemption obligations related to the Senior Preferred. For financial reporting purposes, the Senior Preferred has both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At September 30, 1994, the Senior Preferred redemption value and accrued dividends totaled $87,292,000 and $25,667,000, respectively. These amounts must be paid before any value can be attributed to the holders of the Company's Preferred and Common Stock.

   At September 30, 1994, the Stockholders' deficit was $40,394,000. Due to the dividend requirements for the Senior Preferred and other classes of Preferred Stock and accretion of the redemption value of Senior Preferred, it is probable that the Company's stockholders' equity will remain a deficit for the foreseeable future under the current capital structure.

                        LIQUIDITY AND CAPITAL RESOURCES

   For 1994, the Company's cash provided by operating activities was $11,662,000. The cash flow from operations was primarily due to property sale receivable collections and was substantially dedicated to debt retirement.

   The July 13, 1994 debt restructuring with BMO and Bank One (Note 3) significantly improved the Company's liquidity while curing the BMO Events of Default. The Bank One credit facility has a borrowing base of $2.35 million which is reduced monthly by $56,000 commencing August 1, 1994. The borrowing base is to be redetermined on a semi-annual basis commencing December 1, 1994 or at Bank One's election. This new credit facility is secured by substantially all of the Company's assets and includes financial and default covenants standard in the industry. Though the Company has complied with all covenant requirements to date, there can be no assurance that it will be able to continue such compliance or that its borrowing base may not be significantly reduced during future borrowing base redeterminations.

   In conjunction with applying the net proceeds related to the sale of assets to BBC, BMO reserved $300,000 for a TGX contingent liability under a letter of credit. In May 1994, the letter of credit amount was reduced by $150,000 and this amount was applied toward BMO obligations. The remaining $150,000 letter of credit liability continues to be outstanding but release is anticipated in early 1995.

   Pursuant to the terms of the purchase and sale agreement with BBC, $500,000 of the consideration was placed in escrow pending the reconciliation of purchase price adjustments. These funds, net of an estimated purchase price adjustment of $45,000 and other adjustments, were released to TGX in October 1994.

   In 1994, a majority of the limited partner interests in two partnerships voted to appoint TGX as the liquidating trustee for the partnerships. As a result, TGX solicited offers to sell the oil and natural gas properties of the partnerships and subsequently accepted an offer to sell certain of the partnerships' oil and natural gas properties for $2.61 million. TGX's estimated share of the liquidating cash distributions from the partnerships ($1.367 million) was applied toward BMO debt obligations. During 1994, the Company continued a program of reviewing the status of affiliated partnerships to determine whether or not the partnerships should be liquidated. Due to the limited remaining asset value for most of these partnerships and their on-going administrative costs, substantially all of the partnerships will be liquidated. The Company is attempting to liquidate all private partnerships by December 31, 1994 and all public partnerships by mid-1995. As a result of the private partnership liquidations, the Company may obtain additional direct interests in the related oil and natural gas properties. Liquidation of the partnerships will eliminate general and administrative reimbursements derived from such partnerships by the Company which should be offset by related administrative cost savings.

   Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their pro-rata share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is substantially under-produced and the Company is conducting negotiations to recoup or otherwise settle its net under-produced status. The Company anticipates recouping approximately $400,000, net of under-produced payments during the fourth quarter of 1994. The Company can give no assurance as to its ability to recoup or otherwise settle any additional net under-produced status in the immediate future.

   Subject to the availability of cash flow for 1994, the Company's capital expenditure budget will be substantially related to the development of existing proved developed non-producing reserves.

   In addition to the on-going oil and gas production operations, a key factor in the Company's future will be the final resolution of the NFG Litigation. While the Company has attempted to commence settlement negotiations with NFG, to date no meaningful discussions have taken place. If a settlement cannot be reached, the Company is committed to prosecuting this litigation with every reasonable resource available to it. The outcome of the NFG Litigation, which may be many years away if a settlement cannot be reached, could materially affect the Company's future. Under the restructured credit agreement with BMO (See Note 3), BMO's subsidiary will be entitled to receive the initial $4,652,000 of any settlement proceeds, plus interest, and in certain instances, after TGX has received the same initial amount paid to BMO, be entitled to receive up to 50% of any additional settlement proceeds. (See Note 6)

   In 1994, the Company will review investment opportunities, consistent with its available capital, to determine if asset enhancement can be obtained either through drilling or acquisition. However, considering the Company's current financial position and the inability to predict (I) the outcome of the NFG Litigation and (ii) the success of any cost reductions, the Company cannot currently determine if it will be able to successfully implement its business plan and strategy.

                           Part II. Other Information

Item 1.  LEGAL PROCEEDINGS

      Except as set forth in Note 4 of the Notes to Consolidated Financial Statements included in Part I hereof, since the filing date of the Annual Report on Form 10-K there have been no substantial developments related to the legal proceedings described therein.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

(a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of September 30, 1994, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (I) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One. As of September 30, 1994, there was $25,667,000 of accrued dividends which had not been declared or paid by the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a). Exhibits:  - Exhibit 27 - Financial Data Schedule

  (b). Reports on Form 8-K - On July 13, 1994 the Company filed a report on Form 8-K reporting, in Item 5, Other Events, on the Company's debt restructuring.

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized".

                                 TGX CORPORATION
                                 (Registrant)



Date: February 25, 1997               By: /s/ Michael A. Gerlich
                                          --------------------------------------
                                          Michael A. Gerlich, Vice President and
                                          Chief Financial Officer