Form 10-Q/A
period 1995-03-31
TGX CORP
filed 1997-02-25
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

(Mark One)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       -    EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

                                       OR

__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 SECURITIES EXCHANGE
           ACT OF 1934

For the transition period from _______________ to _______________
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

  As of May 12, 1995 there were 25,313,533 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
           Report on Form 10-Q/A For The Quarter Ended March 31, 1995

                                     Index

                                                                         Page

Part I.  Financial Information

             Item 1.   Financial Statements (Unaudited)                    1

                       Consolidated Balance Sheet-
                       March 31, 1995 and December 31, 1994                2

                       Consolidated Statement of Operations -
                       Three Months Ended March 31, 1995 and 1994          3

                       Consolidated Statement of Cash Flows -
                       Three Months Ended March 31, 1995 and 1994          4

                       Notes to Consolidated Financial Statements
                       (Unaudited)                                         5

             Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               12

Part II. Other Information                                                16

Forward-Looking Statements

       Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-Q/A will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-Q/A, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TGX Corporation
           Report on Form 10-Q/A For the Quarter Ended March 31, 1995

                         Part I. Financial Information.

Item 1. FINANCIAL STATEMENTS.

       The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1995 and the results of its operations and cash flows for the three month period ended March 31, 1995. Results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994.

PRIOR PERIOD ADJUSTMENTS

       In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG Litigation"). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. (See
Note 6 of Notes to Consolidated Financial Statements.)

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
Note 1


---------------------------------------------------------------------------------------------------

                                                                            (Restated - Note 6)
----------------------------------------------------------------------------------------------------
                                                                           March 31,    December 31,
(In thousands, except for share data)                                        1995           1994
----------------------------------------------------------------------------------------------------
ASSETS                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                  $    319       $    676
  Accounts receivable, net of allowance for doubtful accounts of $373           1,205          1,206
  Accounts receivable from affiliates, net                                         49            504
  Other current assets                                                             40             60
----------------------------------------------------------------------------------------------------
   Total current assets                                                         1,613          2,446
----------------------------------------------------------------------------------------------------
Property and equipment:
  Oil and natural gas properties                                               10,419         10,407
  Other property and equipment                                                    166            157
  Accumulated depletion, depreciation and amortization                         (3,489)        (3,307)
----------------------------------------------------------------------------------------------------
   Property and equipment, net                                                  7,096          7,257
----------------------------------------------------------------------------------------------------
Investment in Comite Field Plant Venture                                          833            878
Other Assets                                                                       76             95
----------------------------------------------------------------------------------------------------
   Total other assets                                                             909            973
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $  9,618       $ 10,676
====================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities - Note 5                          $  2,843       $  3,352
  Accounts payable to affiliates                                                    -            242
  Notes payable                                                                     -            171
----------------------------------------------------------------------------------------------------
    Total current liabilities                                                   2,843          3,765
----------------------------------------------------------------------------------------------------
  Long-term debt - Note 3                                                       5,785          6,020
----------------------------------------------------------------------------------------------------
    Total liabilities                                                           8,628          9,785
----------------------------------------------------------------------------------------------------
Commitments and contingencies - Note 4
Redeemable Senior Preferred Stock, 6,384,656 shares issued;
2,344,590 shares to be issued; redemption value $87,292                        49,049         44,602
----------------------------------------------------------------------------------------------------
Stockholders' deficit:
  9% Cumulative Convertible Preferred stock, 300,000 shares issued plus
   138,000 and 131,000,  ,  shares to be issued for dividends                     438            431
  Common stock, 28,976,791 shares issued; 25,313,533 outstanding                  290            290
  Additional paid-in capital                                                    1,239          1,179
  Accumulated deficit                                                         (50,026)       (45,611)
----------------------------------------------------------------------------------------------------
    Total stockholders' deficit                                               (48,059)       (43,711)
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $  9,618       $ 10,676
====================================================================================================

    See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1


----------------------------------------------------------------------------
                                                    (Restated - Note 6)
                                                Three Months Ended March 31,
----------------------------------------------------------------------------
(In thousands, except per share data)                  1995            1994
----------------------------------------------------------------------------
REVENUES
Oil and natural gas production                       $ 1,091         $ 1,089
Natural gas gathering                                     61              67
Share of earnings of natural gas treating plant          108             129
Other, net                                                 4             202
----------------------------------------------------------------------------
                                                       1,264           1,487
----------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                       562             515
Depletion, depreciation and amortization                 182             470
General and administrative expenses                      414             665
Interest, net                                            150             312
----------------------------------------------------------------------------
                                                       1,308           1,962
----------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY GAIN                           (44)           (475)
Extraordinary gain - Note 3                              118               -
----------------------------------------------------------------------------
NET INCOME (LOSS)                                         74            (475)
Accretion of Senior Preferred redemption value        (1,133)           (918)
Preferred stock dividends, net                        (3,356)         (2,658)
----------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                  $(4,415)        $(4,051)
============================================================================
NET LOSS PER SHARE OF COMMON STOCK                    $(0.17)         $(0.16)
============================================================================
AVERAGE COMMON SHARES OUTSTANDING                     25,314          25,314
============================================================================




    See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1


-------------------------------------------------------------------------------------------------
                                                                         (Restated - Note 6)
                                                                     Three Months Ended March 31,
-------------------------------------------------------------------------------------------------
(In thousands)                                                             1995            1994
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                        $  74         $   (475)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depletion, depreciation and amortization                               182              470
      Interest to be paid through issuance of additional notes               115                -
      Extraordinary gain                                                    (118)               -
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                       1           14,585
         Decrease in accounts receivable from affiliates                     213              156
         Decrease (increase) in other current assets                          20              (22)
         Decrease in accounts payable and accrued expenses                  (509)          (3,523)
-------------------------------------------------------------------------------------------------
         Net cash provided (used) by operating activities                    (22)          11,191
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                   (21)            (131)
      (Increase) decrease other                                               64              (42)
-------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities                     43             (173)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Borrowing pursuant to revolving credit facility                        100                -
      Principal payments on long-term debt and notes payable                (526)         (11,236)
      Other                                                                   48                -
-------------------------------------------------------------------------------------------------
         Net cash used by financing activities                              (378)         (11,236)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (357)            (218)
Cash and cash equivalents at beginning of period                             676            1,220
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 319         $  1,002
=================================================================================================
Supplemental Disclosure of Non-Cash Financing Activities:
      Forgiveness of notes payable                                         $ 118   $            -
      Interest to be paid through issuance of additional notes               115                -



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

          On February 22, 1990, TGX filed a voluntary petition in the United States Bankruptcy Court for the Wester District of Louisiana, Shreveport Division (the "Bankruptcy Court") for reorganization pursuant to Chapter 11, Title 11 of the United States Code (the "Reorganization Proceeding"). On January 7, 1992, the Bankruptcy Court confirmed an Amended Plan of Reorganization ("Plan") for TGX, and the confirmation order became effective on January 21, 1992 (the "Effective Date"). On September 21, 1992, the Bankruptcy Court determined that the Plan had been substantially consummated, and the Bankruptcy Court's order of substantial consummation became final and nonappealable on October 2, 1992.

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

   Current assets and liabilities were recorded at book value which approximates RV. Long-term liabilities were recorded at the present values of amounts to be paid and the preconsummation stockholders' deficit was adjusted to reflect the par value of preconsummation equity interests.The recorded value of the Series A Senior Preferred Stock ("Senior Preferred") to be issued pursuant to the Plan was determined based on the difference between the RV of the Company's assets less the sum of (i) the present value of liabilities plus (ii) the par value of pre-consummation equity interests. The accretion of the difference between the recorded value and the $10 per share redemption amount of the Senior Preferred will be recorded as a reduction of income applicable to common stockholders over a period of approximately ten (10) years.

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

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of March 31, 1995, the redemption value and accrued dividends related to the Senior Preferred were $87,292,000 and $31,606,000, respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

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

3. LONG-TERM DEBT AND NOTES PAYABLE

   As of March 31, 1995 and December 31, 1994, the components of long-term debt were:


                                 March 31,  December 31,
    (Thousands of dollars)         1995         1994
--------------------------------------------------------
Bank borrowings:
   Revolving credit (secured)       $  800        $1,150
   Non-recourse debt                 4,985         4,870
--------------------------------------------------------
   Less current maturities               -             -
--------------------------------------------------------
Long-term debt                      $5,785        $6,020
========================================================


On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. Pursuant to the restructuring, Bank One established a borrowing-based facility of $2,350,000 under which the Company immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. The Bank One debt is secured by substantially all of the Company's oil and gas properties. The Bank One facility at March 31, 1995 had a borrowing base of $1,864,000 which is reduced by $56,000 per month and is redetermined every six months or at Bank One's discretion. The loan is repayable in 36 months and matures July 13, 1997. The Bank One facility requires the maintenance of certain financial ratios including an adjusted working capital ratio, a tangible net worth ratio, including Senior Preferred stock, and other financial ratios. The Company was in compliance with all financial ratios and covenants at March 31, 1995, but can give no assurance that it will be able to continually meet the Bank One facility ratios and covenants.

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

          In January 1994, in conjunction with the Company's sale of certain assets to Belden & Blake Corporation ("BBC") (see Note 2 above), the Company made a debt service payment of approximately $13,367,000 which included principal payments totaling $10,670,000 to BMO. The Company also made subsequent BMO principal payments of $2,949,000 before July 13, 1994. As set forth above, on July 13, 1994, in connection with the series of agreements entered into between the Company and Bank One, the Company paid approximately $1,452,000 to BMO which included a principal payment of $1,424,000 and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's currently pending litigation with NFG pursuant to the NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (The "BMOF Principal") of its outstanding indebtedness, including legal transaction costs incurred by BMO, to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security, and Company note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). Pursuant to the agreement, after repayment of the BMOF Principal, plus applicable interest, from NFG Litigation proceeds, if any, BMOF will, in certain instances, after the Company has received the same amount as was paid to BMOF, be entitled to receive up to 50% interest in certain additional litigation proceeds. If NFG Litigation proceeds are insufficient to repay the BMOF Principal, plus applicable interest, the Company will have no further obligation for such repayment. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date and bears interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead, the Company will pay interest in kind through the issuance of additional notes to BMOF. As of March 31, 1995, total accrued interest pursuant to the BMOF note was $333,000, resulting in a total BMOF debt of $4,985,000.

          During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes perfected their claims by executing such releases. The Administrative Notes bear interest at a rate not to exceed 8% and are secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral are not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, will be applied toward the balances due. During the last quarter of 1994, the Company negotiated with substantially all of those persons holding Administrative Notes. As a result, Administrative Notes totaling approximately $990,000 in principal and $230,000 in accrued interest were renegotiated with the Company paying in the aggregate $389,000 in cash, issuing 141,518 shares of Senior Preferred Stock and further issuing a non-recourse note in the aggregate amount of $90,000 payable out of proceeds received by the Company from the NFG Litigation, if any.

          During the first quarter of 1995, the Company paid all remaining perfected Administrative Notes at book value except for one claimant whose Administrative Note of $40,000 was settled for a payment of $26,000. Those claimants who had not timely executed the required releases and perfected their claim, were deemed to have forfeited their claim rights pursuant to the Plan. As a result of the discount settlement and claim forfeitures, the Company recorded an extraordinary gain of $118,000 in the current quarter.

4. COMMITMENTS AND CONTINGENCIES

NFG Litigation

          Since November 30, 1984, TGX has been involved in litigation in the United States District Court for the Western District of New York ("New York Federal Court") (Civ. No. 84-1372-E) with NFG concerning the validity of a contract (the "Contract") pursuant to which TGX (as successor- in-interest to Paragon Resources, Inc. ("Paragon"), the original contracting party) sells certain natural gas production to NFG. The litigation addresses, among other things, the continued validity of the Contract, the price for natural gas sold, and certain take-or-pay claims.

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

          In July 1992, the New York Federal Court denied a motion filed by NFG for partial summary judgment wherein NFG sought a finding that it had properly suspended performance under, and eventually terminated, the Contract. A subsequent rehearing upheld this conclusion, but determined that certain matters relating to this issue were questions of fact that could not be resolved by summary judgment. In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the Contract. In 1993, the PSC determined that it would hold the requested hearing.

          In January 1993, the New York Federal Court granted TGX's motion for partial summary judgment regarding the price to be paid under the Contract. Based on the New York Federal Court's order, TGX has concluded that from December 1983, until at least, January 1, 1993, the date Federal price controls were terminated, the Contract price is equal to the lower of (I) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the Natural Gas Policy Act ("NGPA") subject to the escalations provided by the NGPA or (ii) the December 1983 permitted Contract price of approximately $4.41 per MCF. The Federal Court's decision might be interpreted such that the December 1983 permitted contract price would be $4.41 per Mcf during the winter months and $4.01 per Mcf during the summer months. Based on TGX's calculations, the gross difference between the price actually paid by NFG and the price required by the New York Federal Court's order (assuming a contract price of $4.41 for winter and $4.01 for summer per Mcf) is approximately $24,282,000 as of March 31, 1995, including permitted statutory interest. The New York Federal Court's order did not determine the impact of the termination of the NGPA, the effect of any subsequent PSC order or NFG's defense, including the alleged repudiation by TGX of the NFG contract. As part of its sale of substantially all of its oil and gas properties in Ohio and New York to BBC, TGX assigned the Contract effective December 1, 1994. TGX's assignment of the contract did not include TGX's rights in its existing claims against NFG, any proceeds therefrom, and TGX's rights, claims or causes of action, even if they had not yet been asserted, that arose prior to the effective time of the assignment.

          In November 1994, an Administrative Law Judge ("ALJ") appointed by the PSC issued a preliminary Recommended Decision. Also, in November 1994, the New York Federal Court appointed a Magistrate to review and hear various aspects of the Federal Court litigation, including certain motions, scheduling, and certain pre-trial discovery.

          In early 1995, the Magistrate held that all discovery would be stayed pending issuance of a decision by the PSC and a further meeting with the Magistrate to discuss the state of the case. In May 1995, the PSC rejected the AW's decision and determined that NFG's requested hearing and the dealings after 1983 between NFG and TGX did not constitute the type of filing appropriate for PSC review. The PSC stated that it would not determine whether a price to be paid under the contract was appropriate until such time as such price was finally agreed to by the parties or determined by the New York Federal Court, which would also need to determine the continued viability of the Contract. A hearing with the Magistrate is scheduled for late May 1995.

New York Department of Environmental Conservation

          In January 1990, the New York State Department of Environmental Conservation, Division of Mineral Resources ("DEC") notified TGX that it considered TGX to be in violation of certain provisions of the environmental conservation laws of the State of New York concerning approximately 150 natural gas wells and production facilities located in Chautauqua and Erie Counties. To settle this dispute, TGX entered into a consent order (the "Agreed Order"), which among other things required TGX to provide a letter of credit in the amount of $300,000 which was to be utilized by the DEC if TGX did not comply with the Agreed Order. The letter of credit was provided by BMO but was secured by $300,000 in cash. Such security is released as the letter of credit is reduced or eliminated. In May 1994, the DEC agreed to reduce the letter of credit amount to $150,000 and a like amount of cash collateral was released. In February 1995 TGX's obligation to maintain the letter of credit was eliminated and the remaining cash collateral released.

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

          In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of pre-petition and administrative claims related to an overriding royalty interest previously conveyed by TGX. As a result of this hearing, the Bankruptcy Court established the method for computing these claim amounts. The parties stipulated that the finally allowed prepetition claim amount was $600,000 which has been satisfied with the issuance of Senior Preferred. Previously, the Company had estimated this claim amount and therefore it had been included in the financial statements for prior years. Pursuant to the Bankruptcy Court's order, certain post-petition but prior to October 2, 1992 claims are to be treated as administrative claims. The administrative claim amount will be calculated by the claimant, subject to review and approval by the Company, and pursuant to the terms of the Plan. Any claims subsequent to October 2, 1992 are subject to the Bankruptcy Court's review, including ownership of the overriding royalty interest.

          From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

5.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          As of March 31, 1995 and December 31, 1994, the primary components of accounts payable and accrued liabilities were:


(In thousands)                                    1995     1994
-----------------------------------------------------------------
Accounts payable                                  $  184   $  489
Undistributed net oil and natural gas revenue      1,086    1,069
Accrued pre-petition liabilities                     864      934
Accrued interest and fees                              -       32
Accrued operating and tax expenses                   217      252
Operation advances                                    30        -
Miscellaneous accruals                               462      576
-----------------------------------------------------------------
                                                  $2,843   $3,352
=================================================================


6.        PRIOR PERIOD ADJUSTMENTS

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
period have been restated to restore the liability for the nonrecourse   BMO
debt,  including accrued interest,  and to reverse the extraordinary gain
recognized in 1994.   This restatement did not impact cash flow during the
period September 30,  1994 through the   current reported period.  The Company
did,  however,  upon resolution of the NFG Litigation in April   1996,  reflect
a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of
$3,600,000.  A   summary of the impact for the periods presented is shown below
(in thousands,  except per share   data.)



Balance Sheet
-------------
                                      March 31,              December 31,
                                        1995                     1994
                                     (Unaudited)
                                Reported     Restated     Reported   Restated
                                --------     --------     --------   --------
Total current liabilities       $  3,006     $  2,843     $  3,928   $  3,765
Long-term debt                       800        5,785        1,150      6,020
Accumulated deficit              (45,204)     (50,026)     (40,904)   (45,611)
Total stockholder's deficit      (43,237)     (48,059)     (39,004)   (43,711)



Statement of Operations (Unaudited)          Three Months Ended
-----------------------------------               March 31,

                                        1995                     1994
                                      --------                 --------
                                Reported     Restated     Reported   Restated
                                --------     --------     --------   --------
Interest expense                $     35     $    150     $    312   $    312
Net loss applicable to common
 stock                            (4,300)      (4,415)      (4,051)    (4,051)
Net loss per share of common
 stock                             (0.17)       (0.17)       (0.16)     (0.16)



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

          Amounts in this discussion and analysis have been restated as
disclosed in Note 6 of the Notes to   Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

Quarter Ended March 31. 1995 ("1995") Compared to March 31. 1994 ("1994")
-------------------------------------------------------------------------

Following is a comparison of direct operating activity (amounts in thousands):


                                                      1995     1994    Change
                                                     -------  -------  ------

         Oil and natural gas revenues                $1,091   $1,089       -%
         Natural gas gathering and treating             169      196     (14%)
         Other, net                                       4      202     (98%)
         Operating expenses                            (562)    (515)      9%
         Depletion, depreciation and amortization      (182)    (470)    (61%)
         General and administrative expenses           (414)    (665)    (38%)
                                                     ------   ------
         Operating income (loss)                     $  106   $ (163)    165%
                                                     ======   ======     ====

          Consolidated revenues for 1995 decreased $223,000 or 15% to $1,264,000 compared to $1,487,000 for 1994. Though revenues for 1995 were lower, operating income for the current quarter increased by $467,000 or 128% to $102,000 due primarily to lower general and administrative expenses and depletion, depreciation and amortization, a non-cash expense.

Revenues

          Oil and natural gas sales for 1995 increased slightly due to an increase in volumes sold and higher oil prices. The benefits of the higher volumes and oil price were offset by a significant decline in the average gas price received. A summary of oil and natural gas sales volumes and revenues for the respective periods follows:

                       Summary of Oil Volumes and Revenue

-------------------------------------------------------------------
                                             1995    1994    Change
-------------------------------------------------------------------
Oil revenues (in thousands)               $   333  $   221     51%
Oil sales volume (barrels)                 20,097   17,200     17%
Oil average price per barrel              $ 16.57  $ 12.85     29%
-----------------------------          ----------------------------

                  Summary of Natural Gas Volumes and Revenue

-------------------------------------------------------------------
                                             1995    1994    Change
-------------------------------------------------------------------
Natural gas revenues (in thousands)       $   758  $   868    (13)%
Natural gas sales volume (BCF)               .490     .392     25%
Natural gas average sales price per MCF   $  1.54  $  2.21    (30)%
-------------------------------------------------------------------

          On an equivalent unit basis (one barrel of oil equals six MCF of natural gas on a heating value basis), natural gas represents 80% of TGX's 1995 oil and natural gas production volumes and 69% of oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the first quarter of 1995, average gas prices declined by approximately $0.67 per Mcf or 30% from the March 31, 1994 average price of $2.21. Continued low gas prices will significantly diminish operating results for the remainder of 1995.

          Included in 1995 gas revenues is approximately $138,000 related to gas balancing revenues. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual.

          Natural gas gathering and treating revenues decreased by 14% to $169,000 in 1995 compared to $196,000 in 1994. This decrease in primarily attributable to lower throughput at the plant due to well production declines.

Costs and Expenses

          Consolidated costs and expenses for 1995 decreased by $654,000 or 33% to $1,308,000 compared to $1,962,000 for 1994. The significant decrease in expenses was due primarily to lower general and administrative and interest costs and a decline in depletion, depreciation and amortization costs, a non-cash expense.

          For 1995, operating expenses increased $47,000 or 9% to $562,000 compared to $515,000 for 1994. Included in 1995 and 1994 operating expenses are workover costs totaling $122,000 and $12,000, respectively. Workover expenses represent non-recurring operation costs implemented to enhance or increase production. Excluding workover costs, 1995 and 1994 operating expenses totaled $440,000 and $503,000, respectively, and represented 40% and 46% of oil and gas sales, respectively.

          Depletion, depreciation, and amortization ("DD&A') expense decreased $288,000 or 61% to $182,000 in 1995 from $470,000 in 1994 due primarily to a lower weighted average DD&A rate per equivalent Mcf. In the fourth quarter of 1994, management determined that as a result of the Company's improving financial condition, including expected cash flow for 1995 and beyond, it could fund development of its oil and gas reserves which had previously not been classified as proved undeveloped. Accordingly, in 1994 the Company treated these reserves as proved undeveloped for purposes of accounting estimates and financial statement disclosure. As a result of utilizing total proved reserves in calculating DD&A, the weighted average DD&A rate for 1995 on an equivalent Mcf basis was $0.30 as compared to 1994's rate of $1.19. Had total proved reserves been used in calculating DD&A in the first quarter of 1994, DD&A expense for that period would have decreased by $183,000.

          General and administrative expenses in 1995 decreased by $251,000 or 38% to $414,000 from $665,000 in 1994 primarily due to lower staff, legal and insurance costs. The savings regarding staff are the result of the Company implementing plans to outsource certain accounting and administrative functions. Expense reduction savings for 1995 were partially offset by decreased reimbursements from managed partnerships. The remaining eight partnerships are anticipated to be liquidated by the third quarter of 1995 which will negate current partnership reimbursements of approximately $40,000 per month. The Company anticipates reaping additional cost savings to offset a significant portion of any loss in partnership reimbursements.

          Interest expense decreased $162,000 or 52% in 1995 to $150,000 from $312,000 in 1994. This decrease is primarily attributable to lower bank borrowings and interest rates. During 1995, maximum bank borrowings outstanding were $1,150,000 resulting in a quarter end balance of $800,000. For the same period in 1994, borrowings outstanding peaked at $19,499,000 resulting in a quarter end balance of $8,363,000. As a result of the debt restructuring on July 13, 1994, the Company's per annum interest rate was reduced from a high of 13% in 1994 to a floating rate of prime plus two percent or approximately 11% for 1995. The interest rate on the restructured BMOF non-recourse note was 10% and interest is payable in kind through the issuance of additional notes. Also included in 1995 interest expense is $9,000 of amortization of initial credit facility establishment costs. These credit facility establishment fees are being amortized over the initial term of the facility.

          The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 23% to $1,133,000 for 1995 compared to $918,000 in 1994.

          Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually. Due to the annual compounding factor, Preferred Stock dividends for 1995 totaled $3,356,000 compared to $2,658,000 for 1994.


                              FINANCIAL CONDITION

          At March 31, 1995, the Company had a working capital deficit of $1,230,000. Pursuant to the new secured borrowing base facility, the Company must maintain certain financial ratios including a current ratio of 1.2 to 1, after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company has to date been in compliance with the current ratio test and other financial ratios. The Company can give no assurance that it will be able to comply with this or any other ratio tests as required under the new credit facility in the future. The Company also had $4,985,000, including paid in kind interest of $333,000, of BMOF non-recourse debt, which is secured only by NFG Litigation proceeds, if any, received therefrom, outstanding at March 31, 1995.

          The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At March 31, 1995, the Senior Preferred redemption value and accrued dividends were $87,292,000 and $31,606,000, respectively. These amounts plus any additional accrued dividends must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

          At March 31, 1995, the Stockholders' deficit was $48,059,000. Due to the dividend requirements for the Senior, Junior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future under the current capital structure.


                        LIQUIDITY AND CAPITAL RESOURCES

          For 1995, the Company's cash provided by operating activities was a deficit of $22,000 and the Company had a working capital deficit of $1,230,000. The current quarter operating activities deficit was due to changes in working capital and non-recurring workover costs of $122,000. The Company anticipates improved cash flow results during the second quarter based on current product prices and production volumes.

          The July 13, 1984 debt restructuring with BMO and the establishment of a new line of credit with Bank One (See Note 3) significantly improved the Company's liquidity. The new credit facility has a current borrowing base of approximately $1.8 million of which $800,000 was outstanding at current quarter end. Though the borrowing base is reduced monthly by $56,000, availability under the facility is deemed sufficient for current operating activities.

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

          During the first quarter of 1995, the Company accrued $138,000 of gas balancing receivables of which $49,000 was collected during the quarter and the remaining portion is anticipated to be collected within approximately 90 days. The Company anticipates recouping additional underproduced payments in 1995 but can give no assurance as to its ability to recoup or otherwise settle any net under-produced status.

          Subject to the availability of cash flow for 1995, the Company's capital expenditure budget will be substantially related to the development of proved developed non-producing and behind pipe reserves. The Company shall also continue to review investment opportunities to determine if asset enhancement can be better obtained through drilling or acquisition.

          The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. The current cash balance, projected cash flows from existing properties and borrowings available under the Company's current line of credit and expected future credit facility increases are considered adequate to fund future capital growth plans. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operation and liquidity requirements.

          In addition to the on-going oil and gas production operations, a key factor in the Company's future will be the final resolution of the litigation with NFG. While the Company has attempted to commence settlement negotiations with NFG, to date no meaningful discussions have taken place. If a settlement cannot be reached, the Company is committed to prosecuting this litigation with every reasonable resource available to it. The outcome of the NFG Litigation, which may be many years away if a settlement cannot be reached, could materially affect the Company's future. Under the restructured credit agreement with BMO (Note 3), BMO's subsidiary will be entitled to receive the initial $4,652,000 of any settlement proceeds, plus interest, and in certain instances, after TGX has received the same initial amount paid to BMO, be entitled to receive up to 50% of any additional settlement proceeds. (See Note 6.)

                           Part II. Other Information

Item 1.   LEGAL PROCEEDINGS

          Except as set forth in Note 4 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-K/A, there have been no substantial developments related to the legal proceedings described therein.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

(a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of March 31, 1995, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (i) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K None

                                  Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized".

                                            TGX CORPORATION
                                            (Registrant)



Date: February 25, 1997                      By: /s/  Michael A. Gerlich
                                                 -----------------------
                                                 Vice President and
                                                 Chief Financial Officer