Form 10-Q/A
period 1995-06-30
TGX CORP
filed 1997-02-25
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

     As of August 29, 1995 there were 24,956,033 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
           Report on Form 10-Q/A For The Quarter Ended June 30, 1995

                                     Index

                                                                                  Page

Part I.     Financial Information...............................................   1

            Item 1.  Financial Statements (Unaudited)

                     Consolidated Balance Sheet -
                     June 30, 1995 and December 31, 1994........................   2

                     Consolidated Statement of Operations -
                     Three and Six Month Periods Ended June 30, 1995 and 1994...   3

                     Consolidated Statement of Cash Flows -
                     Six Month Periods Ended June 30, 1995 and 1994.............   4

                     Notes to Consolidated Financial Statements (Unaudited).....   5

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................  12

Part II.    Other Information...................................................  17


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

                                TGX Corporation
           Report on Form 10-Q/A For the Quarter Ended June 30, 1995

                         Part I.  Financial Information


Item 1.  FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 1995 and the results of its operations and cash flows for the six month period ended June 30, 1995. Results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994.

PRIOR PERIOD ADJUSTMENTS
------------------------

     In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG Litigation"). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a recent 1996, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No.
15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. (See Note 6 of Notes to Consolidated Financial Statements.)

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited) Note 1



-------------------------------------------------------------------------------------
                                                               (Restated - Note 6)
                                                             June 30,    December 31,
(In thousands, except for share data)                          1995          1994
-------------------------------------------------------------------------------------
ASSETS                                                      (Unaudited)
Current assets:
 Cash and cash equivalents                                    $    276       $    676
 Accounts receivable, net                                          842          1,206
 Accounts receivable from affiliates, net                          121            504
 Other current assets                                              114             60
-------------------------------------------------------------------------------------
 Total current assets                                            1,353          2,446
-------------------------------------------------------------------------------------
Property and equipment:
 Oil and natural gas properties                                 10,575         10,407
 Other property and equipment                                      167            157
 Accumulated depletion, depreciation and amortization           (3,678)        (3,307)
-------------------------------------------------------------------------------------
 Property and equipment, net                                     7,064          7,257
-------------------------------------------------------------------------------------
Investment in Comite Field Plant Venture                           824            878
Other assets                                                        67             95
-------------------------------------------------------------------------------------
 Total other assets                                                891            973
-------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $  9,308       $ 10,676
=====================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities - Note 5            $  3,171       $  3,352
 Accounts payable to affiliates                                      -            242
 Notes payable                                                       -            171
-------------------------------------------------------------------------------------
 Total current liabilities                                       3,171          3,765
-------------------------------------------------------------------------------------
Long-term debt - Note 3                                          5,301          6,020
-------------------------------------------------------------------------------------
  Total liabilities                                              8,472          9,785
-------------------------------------------------------------------------------------

Commitments and Contingencies - Note 4
Redeemable Senior Preferred Stock, 7,484,656 shares
 issued, 1,244,590 shares to be issued; redemption value
 $87,292                                                        53,569         44,602
-------------------------------------------------------------------------------------
Stockholders' deficit:
 9% Cumulative Convertible Preferred stock, 300,000
  shares issued plus 144,000 and 131,000 shares to
  be issued for dividends,  respectively                           444            431
Common stock, 28,976,791 shares issued
  and 24,956,033 outstanding                                       290            290
Additional paid-in capital                                       1,300          1,179
Accumulated deficit                                            (54,767)       (45,611)
-------------------------------------------------------------------------------------
  Total stockholders' deficit                                  (52,733)       (43,711)
-------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'                           $  9,308       $ 10,676
=====================================================================================

     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1



---------------------------------------------------------------------------------------------
                                                                 (Restated - Note 6)
                                                       Three Months          Six Months
                                                      Ended June 30,        Ended June 30,
(In thousands, except share data)                    1995       1994       1995       1994
---------------------------------------------------------------------------------------------
REVENUES
Oil and natural gas production                     $    695   $   900   $  1,662      $ 1,989
Natural gas gathering                                    64       112        125          179
Share of earnings of natural gas treating plant         108        71        216          200
Other, net                                               89       820         93        1,022
---------------------------------------------------------------------------------------------
                                                        956     1,903      2,096        3,390
---------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                      551       429        989          944
Depletion, depreciation and amortization                189       494        371          964
General and administrative expenses                     168       450        582        1,115
Exploration costs                                        38         -         38            -
Interest, net                                           139       276        289          588
---------------------------------------------------------------------------------------------
                                                      1,085     1,649      2,269        3,611
---------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  GAIN (LOSS)                                          (129)      254       (173)        (221)
Extraordinary gain (loss) - Note 3                      (25)        -         93            -
---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                      (154)      254        (80)        (221)
Accretion of Senior Preferred redemption value       (1,193)     (968)    (2,326)      (1,886)
Preferred stock dividends, net                       (3,394)   (2,688)    (6,750)      (5,346)
---------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                  $(4,741) $(3,402)   $(9,156)     $(7,453)
=============================================================================================
NET LOSS PER SHARE OF COMMON STOCK                   $(0.19)   $(0.13)    $(0.36)      $(0.29)
=============================================================================================
AVERAGE COMMON SHARES OUTSTANDING                    25,254    25,314     25,254       25,314
=============================================================================================



    See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1


-----------------------------------------------------------------------------------
                                                               (Restated - Note 6)
                                                                 Six Months Ended
                                                                      June 30,
(In thousands)                                                     1995        1994
-----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                       $   (80)   $   (221)
 Adjustments to reconcile net loss to cash provided by
 operating activities:
 Depletion, depreciation and amortization                           371         964
 Interest to be paid through issuance of additional notes           231           -
 Extraordinary gain                                                 (93)          -
 Changes in operating assets and liabilities:
 Decrease in accounts receivable                                    364         214
 Decrease in accounts receivable from affiliates                    141         461
 Decrease (increase) in other current assets                        (54)         26
 Decrease in accounts payable and accrued expenses                 (183)     (1,024)
-----------------------------------------------------------------------------------
 Net cash provided by operating activities                          697         420
-----------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                              (178)       (403)
 Proceeds from asset sale, net                                        -      16,371
 Decrease in other assets                                           109          55
-----------------------------------------------------------------------------------
 Net cash provided by (used by) investing activities                (69)     16,023
-----------------------------------------------------------------------------------
Cash flows from financing activities:
 Advances pursuant to Revolving Credit Facility                     200           -
 Principal payments on long-term debt and notes payable          (1,228)    (13,904)
 Payment of accrued interest and fees in default                      -      (3,067)
-----------------------------------------------------------------------------------
 Net cash used by financing activities                           (1,028)    (16,971)
-----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (400)       (528)
Cash and cash equivalents at beginning of period                    676       1,220
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   276    $    692
===================================================================================
Supplemental Disclosure of Non-Cash Financing Activities:
-----------------------------------------------------------------------------------
 Forgiveness of notes payable                                   $    93           -
 Interest to be paid through issuance of additional notes       $   231           -




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

          Current assets and liabilities were recorded at book value which approximated RV. Long-term liabilities were recorded at the present values of amounts to be paid and the pre-
    consummation stockholders deficit was adjusted to reflect the par value of pre-consummation equity interests.

    The recorded value of the Series A Senior Preferred Stock ("Senior Preferred) issued pursuant to the Plan was determined based on the difference between the RV of the Company's assets less the sum of (I) the then present value of liabilities plus (ii) the par value of pre-consummation equity interests. The accretion of the difference between the recorded value and the $10 per share redemption amount of the Senior Preferred has been recorded as a reduction of income applicable to common stockholders over a period of approximately ten (10) years.

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

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of June 30, 1995, the redemption value and accrued dividends related to the Senior Preferred were $87,292,000 and $36,066,000 respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

2. SALE OF OIL AND NATURAL GAS PROPERTIES AND RELATED ASSETS

   In January 1994, TGX consummated the sale of substantially all of its New York and Ohio oil and natural gas properties and related assets to Belden & Blake Corporation ("BBC") for $16.2 million, subject to certain adjustments. The effective date of this transaction was December 1, 1994. Substantially all of the net proceeds from this transaction were applied toward the reduction of TGX's obligation to Bank of Montreal (Note 3). In conjunction with the BBC transaction, TGX assigned to BBC its contract with NFG pursuant to which a substantial portion of TGX's New York natural gas production was marketed. The assignment of TGX's contract with NFG was made with certain reservations relating to the litigation and administrative proceedings between TGX and NFG.

3. LONG-TERM DEBT AND NOTES PAYABLE

   As of June 30, 1995 and December 31, 1994, the components of long-term debt were:


------------------------------------------------------------------------------------------
                                                      June 30,                December 31,
  (Thousands of dollars)                               1995                      1994
------------------------------------------------------------------------------------------
Bank borrowings:
  Revolving credit (secured)                          $  200                     $1,150

  Non recourse note                                   $5,101                     $4,870

  Less current maturities                                  -                          -
------------------------------------------------------------------------------------------
Long-term debt                                        $5,301                     $6,020
==========================================================================================

   On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. Pursuant to the restructuring, Bank One established a borrowing-based facility of $2,350,000 under which the Company immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. The Bank One debt is secured by substantially all of the Company's oil and gas properties. The Bank One facility at June 30, 1995 had a borrowing base of $2,400,000 which is reduced by $53,000 per month and is redetermined every six months or at Bank One's discretion. The loan is repayable over 36 months and matures on July 13, 1997. The Bank One facility requires the maintenance of certain financial ratios including an adjusted working capital ratio, a tangible net worth ratio, including Senior Preferred stock, and other financial ratios. The Company was in compliance with all financial ratios and covenants at June 30, 1995, but can give no assurance that it will be able to continually meet the Bank One facility ratios and covenants.

   In conjunction with the debt restructuring, BMO released all of its liens on the Company's BMOF Principal") of its outstanding indebtedness, including legal transaction costs properties with the incurred by exception of its lien on the Company's currently pending litigation with NFG pursuant to the NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the " BMO, to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security, and the Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). Pursuant to agreement, after repayment of the outstanding BMOF Principal, plus applicable interest, from NFG Litigation proceeds, if any, BMOF will, in certain instances, after the Company has received the same amount as was paid to BMOF, be entitled to receive up to 50% interest in certain additional litigation proceeds. If NFG Litigation proceeds are insufficient to repay the BMOF Principal, plus applicable interest, the Company will have no further obligation for such repayment. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date and bears interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead, the Company will pay interest in kind through the issuance of additional notes to BMOF. As of June 30, 1995, total accrued interest pursuant to the BMOF note was approximately $449,000 resulting in a total BMOF debt balance of $5,101,000.

    During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, was to be applied toward the balances due. During the fourth quarter of 1994, the Company negotiated with substantially all of those persons holding Administrative Notes. As a result, Administrative Notes totaling approximately $990,000 in principal and $230,000 in accrued interest were renegotiated with the Company paying in the aggregate $389,000 in cash, issuing 141,518 shares of Senior Preferred Stock and further issuing its non-recourse note in the aggregate amount of $90,000 payable out of proceeds received by the Company from the NFG Litigation, if any.

    During 1995, the Company paid all remaining perfected Administrative Notes at book value except for one claimant whose Administrative Note of $40,000 was settled for a payment of $26,000. During the second quarter the Company settled an administrative claim of $66,000 by the payment of $25,000 and issuance of 10,000 shares of Senior Preferred Stock. All other claimants who had not timely executed the required releases and perfected their claim, were deemed to have forfeited their claim rights pursuant to the Plan. As a result of the discount settlements and claim forfeitures, the Company recorded an extraordinary loss in the second quarter of $25,000 resulting in an extraordinary net gain for the current six months of $93,000. As a result of the Administrative Note settlements, all Consummation Collateral was released to the Company.

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

    During the Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in the Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement regarding the settlement of some, but not all, of their disputes. Pursuant to the provisions of the partial settlement agreement, in consideration of a payment of $2,940,000 (the "Payment") from NFG, TGX (I) dismissed the Turnover Proceeding without prejudice
(ii) released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding, and (iii) reserved its rights regarding the assumption or rejection of certain other relatively minor gas purchase agreements with NFG. The Payment will be credited against any future amount due to TGX from During the Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover NFG, if any.


    In July 1992, the New York Federal Court denied a motion filed by NFG for partial summary judgment wherein NFG sought a finding that it had properly suspended performance under, and eventually terminated, the Contract. A subsequent rehearing upheld this conclusion, but determined that certain matters relating to this issue were questions of fact that could not be resolved by summary judgment. In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the Contract. the requested hearing. In May 1995, the PSC determined that NFG's requested hearing and the dealings after 1983 between NFG and TGX did not constitute the type of filing appropriate for PSC review. The PSC stated that it would not determine whether a price to be paid under the contract was appropriate until such time as such price was finally agreed to by the parties or determined by the New York Federal Court, which would also need to determine the continued viability of the Contract.

    In January 1993, the New York Federal Court granted TGX's motion for partial summary judgment regarding the price to be paid under the Contract. Based on the New York Federal Court's order, TGX has concluded that from December 1983, until at least, January 1, 1993, the date Federal price controls were terminated, the Contract price is equal to the lower of (I) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the Natural Gas Policy Act ("NGPA") subject to the escalations provided by the NGPA or (ii) the December 1983 permitted Contract price of approximately $4.41 per Mcf. The Federal Court's decision might be interpreted such that the December 1983 permitted contract price would be $4.41 per Mcf during the winter months and $4.01 per Mcf during the summer months. Based on TGX's calculations, the gross difference between the price actually paid by NFG and the price required by the New York Federal Court's order (assuming a contract price of $4.41 for winter and $4.01 for summer per Mcf) is approximately $24,651,000 as of June 30, 1995, including permitted statutory interest. The New York Federal Court's order did not determine the impact of the termination of the NGPA, the effect of any subsequent PSC order or NFG's defense, including the alleged repudiation by TGX of the NFG contract. As part of its sale of substantially all of its oil and gas properties in Ohio and New York to BBC, TGX assigned the Contract effective December 1, 1994. TGX's assignment of the contract did not include TGX's rights in its existing claims against NFG, any proceeds therefrom, and TGX's rights, claims or causes of action, even if they had not yet been asserted, that arose prior to the effective time of the assignment.

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

     In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of pre-petition and administrative claims related to an overriding royalty interest previously conveyed by TGX. As a result of this hearing, the Bankruptcy Court established the method for computing these claim amounts. The parties stipulated that the finally allowed pre-petition claim amount was $600,000 which has been satisfied with the issuance of Senior Preferred. Previously, the Company had estimated this claim amount and therefore it had been included in the financial statements for prior years. Pursuant to the Bankruptcy Court's order, certain post-petition but prior to October 2, 1992 claims are to be treated as administrative claims. The administrative claim amount will be calculated by the claimant, subject to review and approval by the Company, and pursuant to the terms of the Plan. Any claims subsequent to October 2, 1992 are subject to the Bankruptcy Court's review, including ownership of the overriding royalty interest. TGX is considering whether or not to appeal the Bankruptcy Court decision.

     On May 31, 1995, the Company entered into a Settlement Agreement among itself, Paragon Resources, Inc., J. C. Templeton, W. M. Templeton and a number of other former directors of the Company, trusts on behalf of members of the Templeton family and other entities pursuant to which all lawsuits between and among the parties were dismissed with prejudice. In consideration therefore, the Company received $325,000, an assignment of certain oil and gas leases, and receipt of past due joint operating expenses payable by certain of the defendants. The Company released lis pendens against certain of the defendants' properties and conveyed to the defendants an interest in certain properties to which they were entitled. The parties to the litigation also conveyed to the Company any Common Stock or Preferred Stock which they held.

     From time to time, in the normal course of business, the Company is a
party to various other   litigation matters the outcome of which, to the extent
not otherwise provided for, should not have a   material adverse effect on the
Company.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     As of June 30, 1995 and December 1994, the primary components of accounts payable and accrued liabilities were (in thousands):

                                                                1995                     1994
                                                                ----                     ----
Accounts payable                                               $  163                  $  489
Undistributed net oil and natural gas revenue                   1,346                   1,069
Accrued interest and fees                                           -                      32
Accrued prepetition liabilities                                   829                     934
Accrued operating and tax expenses                                220                     252
Miscellaneous accruals                                            613                     576
                                                               ------                  ------
                                                               $3,171                  $3,352
                                                               ======                  ======

6.  PRIOR PERIOD ADJUSTMENTS

     In July 1994, the Company restructured and converted its BMO debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the NFG Litigation. This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. A summary of the impact for the periods presented is shown below (in thousands, except per share data).


                                                          June 30, 1995               December 31, 1994
                                                          -------------               -----------------
                                                      Reported       Restated      Reported      Restated
                                                      --------       --------      --------      --------
                                                            (Unaudited)
BALANCE SHEET
    Total current liabilities                         $  3,334          3,171      $  3,928     $  3,765
    Long-term debt                                         200          5,301         1,150        6,020
    Accumulated deficit                                (49,829)       (54,767)      (40,904)     (45,611)
    Total stockholders' deficit                        (47,795)       (52,733)      (39,004)     (43,711)




                                            Three Months Ended June 30,                      Six Months Ended June 30,
                                            ---------------------------                      -------------------------
                                            1995                    1994                    1995                  1994
                                            ----                    ----                    ----                  ----
                                    Reported    Restated    Reported      Restated   Reported    Restated    Reported   Restated

STATEMENT OF OPERATIONS (Unaudited)
Interest expense                     $    23    $   139     $    276      $   276    $    58     $    289    $   588    $   588
Net loss applicable to                (4,625)    (4,741)      (3,402)      (3,402)    (8,925)      (9,156)    (7,453)    (7,453)
 common stock
Net loss per share of                  (0.18)     (0.19)       (0.13)       (0.13)     (0.35)       (0.36)     (0.29)     (0.29)
 common stock

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


                             RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 ("1995") Compared to June 30, 1994 ("1994")
--------------------------------------------------------------------------


Following is a comparison of  operating activity (amounts in thousands):



                                                               Change
                                                               ------
                                         1995      1994       $       %
                                         ----      ----       -       -
Oil and natural gas revenues           $ 1,662   $ 1,989    $(327)  (16)%
Natural gas gathering and treating         341       379      (38)  (10)%
Other, net                                  93     1,022     (929)  (91)%
Operating and exploration expenses      (1,027)     (944)      83     9 %
Depletion, depreciation and               (371)     (964)    (593)  (62)%
 amortization
General and administrative expenses       (582)   (1,115)    (533)  (48)%
                                       ---------------------------------
Operating income                       $   116   $   367    $(251)   (68%)
                                       =================================

Revenues
--------

     Oil and natural gas revenues for 1995 decreased $327,000 primarily due to significantly lower average gas prices received. The impact of lower gas prices was partially offset by higher oil prices and a slight increase in natural gas volumes sold during 1995. A summary of oil and natural gas sales volumes and revenues for the respective periods follows:

                       Summary of Oil Volumes and Revenue


--------------------------------------------------------
                                 1995     1994    Change
--------------------------------------------------------
Oil revenues (in thousands)     $   561  $   465      21%
Oil sales volume (barrels)       31,630   32,344     (2)%
Oil average price per barrel    $ 17.74  $ 14.38      23%
--------------------------------------------------------


                   Summary of Natural Gas Volumes and Revenue

------------------------------------------------------------------
                                            1995     1994   Change
------------------------------------------------------------------
Natural gas revenues (in thousands)         $1,101   1,524    (28)%
Natural gas sales volume (BCF)                .748    .731       2%
Natural gas average sales price per Mcf     $ 1.47  $ 2.08    (29)%
------------------------------------------------------------------

    On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 80% of TGX's 1995 oil and natural gas production volumes and 66% of oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the first half of 1995, average gas prices declined by approximately $0.61 per Mcf from the June 30, 1994 average price of $2.08. The 29% decrease in average 1995 gas prices resulted in $456,000 of lower gas revenues, which was partially offset by higher gas sales volume. Continued low gas prices will significantly diminish operating results for the remainder of 1995.

     Included in 1995 gas revenues is approximately $138,000 of gas balancing revenues. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual.

     Natural gas gathering and treating revenues decreased by $38,000 or 10% to $341,000 in 1995 compared to $379,000 in 1994. This decrease in primarily attributable to lower throughput at the plant due to well production declines and lower fee rates.

     Other revenues for 1995 and 1994 represent primarily the gain related to certain oil and gas property sales. During 1994, the Company was actively liquidating certain managed partnership assets and other non-strategic assets and such activity yielded significant financial benefit in the prior year. The Company plans to liquidate eight remaining managed partnerships in 1995, but any future benefit from such sales will be minimal due to the Company's small ownership.

Costs and Expenses
------------------

     Consolidated costs and expenses for 1995 decreased by $1,342,000 or 37% to $2,269,000 compared to $3,611,000 for 1994. The significant decrease in expenses was due primarily to lower general and administrative and interest expenses and a decline in depletion, depreciation and amortization cost, a non-cash expense.

     For 1995, operating expenses increased $45,000 or 5% to $989,000 compared to $944,000 for 1994. Included in 1995 and 1994 operating expenses are workover costs totaling $193,000 and $15,000, respectively. Workover expenses represent non-recurring operation costs implemented to enhance or increase production. Also, in 1995 the Company incurred exploration costs of approximately $38,000. Pursuant to successful efforts reporting, unsuccessful exploration costs are expensed as opposed to capitalized. Excluding workover and exploration costs, 1995 and 1994 operating expenses totaled $758,000 and $929,000, respectively, and represented 46% and 47% of oil and natural gas revenues, respectively.

     Depletion, depreciation, and amortization ("DD&A") expense decreased $593,000 or 62% to $371,000 in 1995 from $964,000 in 1994 due primarily to a As a result of utilizing total proved reserves in calculating 1995 DD&A, the weighted lower weighted average DD&A rate per equivalent Mcf. In the fourth quarter of 1994, management determined that, as a result of the Company's improving financial condition, including expected cash flow for 1995 and beyond, it could fund development of its oil and gas reserves which had previously not been classified as proved undeveloped. Accordingly the Company treated these reserves as proved undeveloped for purposes of accounting estimates and financial disclosures. As a result of utilizing total proved reserves in calculating 1995 DD&A, the weighted average DD&A rate for 1995 was $0.41 as compared to 1994's rate of $1.24. Had totaled proved reserves been used in calculating DD&A in the first half of 1994, DD&A expense for that period would have decreased by $376,000.

     General and administrative expenses in 1995 decreased by $533,000 or 48% to $582,000 from $100,000 of $1,115,000 in 1994 primarily due to a one time recoupment of previously allowed for receivables and lower staff costs. As discussed in Note 4, the Company received as settlement of litigation a combination of cash and properties totaling approximately $425,000. The $325,000 of cash and the estimated fair market value properties received were deemed as a recoupment of previously allowed for receivables totaling approximately $2,027,000 and thus was credited against general and administrative expenses. General and administrative expenses for 1994, reflected a similar accounts receivable allowance recoupment of approximately $242,000.

     The Company also realized general and administrative savings in the area of staff costs due to outsourcing of certain accounting functions. Staff costs net savings (after outsourcing expenses) to date for 1995 has been approximately $215,000. Total expense reduction savings for 1995 were partially offset by a decrease in reimbursements from managed partnerships of approximately $135,000 to a current year total of $241,000. The net decrease in partnership reimbursements was due to the liquidation of approximately 17 partnerships in late 1994. The remaining eight (8) managed partnerships are anticipated to be liquidated by the third quarter of 1995, which will negate current partnership reimbursements of approximately $40,000 per month.

     Interest expense decreased $299,000 or 51% in 1995 to $289,000 from $588,000 in 1994. This decrease is primarily attributable to lower bank borrowings and interest rates. During 1995, maximum bank borrowings outstanding were $1,150,000 resulting in a current quarter end balance of $200,000. For the same period in 1994, borrowings outstanding peaked at $19,499,000 resulting in a quarter end balance of $5,823,000. As a result of the debt restructuring on July 13, 1994, the Company's per annum bank interest rate was reduced from a high of 13% in 1994 to a floating rate of prime plus two percent or approximately 11% for 1995. The interest rate on the restructured BMOF non-recourse notes was 10% and interest is payable in kind through the issuance of additional BMOF notes. Also, included in 1995 interest expense is $18,000 of amortization of initial credit facility establishment costs. These credit facility establishment fees are being amortized over the initial term of the facility.

     The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 23% to $2,326,000 for 1995 compared to $1,886,000 in 1994.

    Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually. Due to the annual compounding factor, Preferred Stock dividends for 1995 totaled $6,616,000 as compared to $5,212,000 for 1994. Dividends on the Old Preferred stock were $134,000 for 1995 and 1994.



                              FINANCIAL CONDITION
                              -------------------

    For 1995, the Company's capitalized expenditures totaled approximately $178,000, of which $100,000 related to properties received as a result of litigation settlement. The Company also incurred workover and dry hole exploration costs of $193,000 and $38,000, respectively.

    At June 30, 1995, the Company had a working capital deficit of $1,818,000 which included $829,000 of various pre-petition obligations. Based on current borrowing availability and projected 1995 activity, capital resources are deemed sufficient for current operating needs.

    The Bank One credit facility had borrowings outstanding of $200,000 at June 30, 1995 and a borrowing base of $2,300,000. Pursuant to the Bank One secured borrowing base facility, the Company must maintain certain financial ratios including a current ratio of 1 to 1, after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company has to date been in compliance with the current ratio test and other financial ratios. The Company can give no assurance that it will be able to comply with the current ratio test or any other ratio tests as required under the new credit facility. The Company also had $5,101,000, including paid in kind interest of $449,000, of BMOF non-recourse debt, which is secured only by NFG Litigation proceeds, if any, received therefrom, outstanding at June 30, 1995.

    The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At June 30, 1995, the Senior Preferred redemption value and accrued dividends were $87,292,000 and $36,066,000, respectively. These amounts plus any additional accrued dividends, must be paid before any value can be attributed to the holders of Old Preferred and Common Stock.

    At June 30, 1994, the stockholders' deficit was $52,733,000. Due to the dividend requirements for the Senior, Junior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future under the current capital structure.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

    For 1995, the Company's cash provided by operating activities was $697,000. At June 30, 1995, the current operating activities cash flow was benefited by a one-time litigation settlement of $425,000. The Company had a working capital deficit of $1,818,000 at current quarter end.

    The July 13, 1994 debt restructuring with BMO and the establishment of a new line of credit with Bank One (See Note 3) significantly improved the Company's liquidity. The new credit facility has a current borrowing base of approximately $2.3 million of which $200,000 was outstanding at June 30, 1995. Though the borrowing base is reduced monthly by approximately $53,000, availability under the facility is deemed sufficient for current operating activities.

    Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their pro-rata share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is substantially under-produced and the Company is conducting negotiations to recoup or otherwise settle its net under-produced status. During the first quarter of 1995, the Company accrued $138,000 of gas balancing receivables of which $49,000 was collected during that quarter and the remaining portion is anticipated to be collected before year end.

    The Company anticipates recouping additional under-produced payments in 1995 but can give no assurance as to its ability to recoup or otherwise settle any net under-produced status and thus no accruals are reflected in the financial statements.

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

                          Part II.  Other Information
                          ---------------------------


Item 1.    LEGAL PROCEEDINGS

           Except as set forth in Note 4 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-K/A, there have been no substantial developments related to the legal proceedings described therein.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

    (a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of June 30, 1995, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (I) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibits:

           Exhibit 27 - Financial Data Schedule

           Employment Agreement dated April 1, 1995 between the Company and Larry H. Carpenter. (Filed with original 10-Q filing).

    (b)    Reports on Form 8-K - None

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this   report to be signed on its behalf by the
undersigned thereunto duly authorized.


                                             TGX CORPORATION
                                             (Registrant)



Date: February 25, 1997                  By: /s/ Michael A. Gerlich
                                             ------------------------
                                             Vice President and
                                             Chief Financial Officer