Form 10-Q/A
period 1995-09-30
TGX CORP
filed 1997-02-25
CIK 319650

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

                                TGX CORPORATION
         Report on Form 10-Q/A For The Quarter Ended September 30, 1995

                                     Index

                                                                        Page

Part I.  Financial Information.........................................   1

  Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet -
         September 30, 1995 and December 31, 1994......................   2

         Consolidated Statement of Operations -
         Three and Nine Month Periods Ended September 30, 1995 and 1994   3

         Consolidated Statement of Cash Flows -
         Nine Month Periods Ended September 30, 1995 and 1994..........   4

         Notes to Consolidated Financial Statements (Unaudited)........   5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  13

Part II.  Other Information............................................  18

Forward-Looking Statements

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10Q/A will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10Q/A, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TGX Corporation
         Report on Form 10-Q/A For the Quarter Ended September 30, 1995

                         Part I.  Financial Information


Item 1. FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994. These interim financial statements contain all adjustments (which were normal recurring adjustments) which are, in opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1995 and the results of its operations and cash flows for the nine month period ended September 30, 1995. Results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994.

PRIOR PERIOD ADJUSTMENT
-----------------------

     In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG Litigation"). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. (See Note 7 of Notes to Consolidated Financial Statements)

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited) Note 1

------------------------------------------------------------------------------------------------------------------
                                                                                      (Restated - Note 7)

                                                                              September 30,           December 31,
(In thousands, except for share data)                                              1995                   1994
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $    260               $    676
  Accounts receivable, net                                                              962                  1,206
  Accounts receivable from affiliates, net                                              100                    504
  Other current assets                                                                   76                     60
------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                1,398                  2,446
------------------------------------------------------------------------------------------------------------------
Property and equipment:
  Oil and natural gas properties                                                     10,661                 10,407
  Other property and equipment                                                          209                    157
  Accumulated depletion, depreciation and amortization                               (3,928)                (3,307)
------------------------------------------------------------------------------------------------------------------
  Property and equipment, net                                                         6,942                  7,257
------------------------------------------------------------------------------------------------------------------
Investment in Comite Field Plant Venture                                                783                    878
Other assets                                                                             58                     95
------------------------------------------------------------------------------------------------------------------
  Total other assets                                                                    841                    973
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $  9,181               $ 10,676
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities - Note 5                                $  2,800               $  3,352
 Accounts payable to affiliates                                                          43                    242
 Notes payable                                                                            -                    171
------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                            2,843                  3,765
------------------------------------------------------------------------------------------------------------------
Long-term debt - Note 3                                                               5,418                  6,020
------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                    8,261                  9,785
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies - Note 4
Redeemable Senior Preferred Stock, 7,484,656 shares issued,
 1,494,590 shares to be issued; redemption value $89,792                             58,190                 44,602
------------------------------------------------------------------------------------------------------------------
Stockholders' deficit:
 9% Cumulative Convertible Preferred stock, 300,000 shares issued plus 151,000 and 131,000,  respectively, to be issued for dividends
  shares to be issued for dividends                                                     451                    431
Common stock, 28,976,791 shares issued and 24,956,033 outstanding                       290                    290
Additional paid-in capital                                                            1,361                  1,179
Accumulated deficit                                                                 (59,372)               (45,611)
------------------------------------------------------------------------------------------------------------------
 Total stockholders' deficit                                                        (57,270)               (43,711)
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'                                                $  9,181               $ 10,676
==================================================================================================================

     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1

-----------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated - Note 7)

                                                                           Three Months               Nine Months
                                                                        Ended September 30        Ended September 30,
(In thousands, except per share data)                                 1995            1994       1995             1994
-----------------------------------------------------------------------------------------------------------------------
REVENUE
Oil and natural gas production                                      $   830        $  1,296   $  2,492         $  3,285

Natural gas gathering                                                    72              64        197              243

Share of earnings of natural gas treating plant                         142             112        358              312

Other, net - Note 6                                                     197              (9)       290            1,255
-----------------------------------------------------------------------------------------------------------------------
                                                                      1,241           1,463      3,337            5,095
-----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES

Operating expenses                                                      503             827      1,492            1,771

Depletion, depreciation and amortization                                249             790        620            1,754

General and administrative expenses                                     253             731        835            2,088

Exploration costs                                                        19               -         57                -

Interest                                                                130             144        419              732
-----------------------------------------------------------------------------------------------------------------------
                                                                      1,154           2,492      3,423            6,345
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                  87          (1,029)       (86)          (1,250)

Extraordinary gain - Note 3                                               -             128         93              128
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        87            (901)         7           (1,122)

Accretion of Senior Preferred redemption value                       (1,259)         (1,020)    (3,585)          (2,906)

Preferred stock dividends, net                                       (3,431)         (2,717)   (10,181)          (8,063)
-----------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                                 $(4,603)       $ (4,638)  $(13,759)        $(12,091)
=======================================================================================================================
NET LOSS PER SHARE OF COMMON STOCK                                   $(0.18)         $(0.18)    $(0.55)          $(0.48)
=======================================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                                    24,956          25,314     24,956           25,314
=======================================================================================================================

     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1

-----------------------------------------------------------------------------------------------
                                                                            (Restated - Note 7)

                                                                             Nine Months Ended
                                                                                September 30,
(In thousands)                                                               1995          1994
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                      $     7      $ (1,122)
   Adjustments to reconcile net income (loss) to cash
       provided by operating activities:
       Depletion, depreciation and amortization                               620         1,754
       Amortization of debt transaction costs and stock compensation           64           102
       Distribution in excess of equity earnings                               95            76
       Recovery of accounts receivable loss provision                           -           751
       Interest to be paid through issuance of additional notes               348           101
       Extraordinary gain                                                     (93)         (128)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                           244          (140)
         Decrease in accounts receivable from affiliates, net                 205            31
         Decrease (increase) in other current assets                          (16)       15,145
         Decrease in accounts payable and accrued expenses                   (552)       (4,730)
-----------------------------------------------------------------------------------------------
         Net cash provided by operating activities                            922        11,840
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                   (306)         (418)
      Proceeds from asset sale, net                                             -         1,244
      Increase in other assets                                                 (4)         (243)
-----------------------------------------------------------------------------------------------
        Net cash provided (used) by investing activities                     (310)          583
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Advances pursuant to Revolving Credit Facility                          350         1,725
      Principal payments on long-term debt and notes payable               (1,378)      (14,719)
-----------------------------------------------------------------------------------------------
        Net cash used by financing activities                              (1,028)      (12,994)
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    (416)         (571)
Cash and cash equivalents at beginning of period                              676         1,220
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $   260      $    649
===============================================================================================
Supplemental Disclosure of Non-Cash Financing Activities:
       Forgiveness of notes payable                                       $    93      $    128
       Interest to be paid through issuance of additional notes           $   348      $    101

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

3.  LONG-TERM DEBT AND NOTES PAYABLE

     As of September 30, 1995 and December 31, 1994, the components of long-term debt were:

-----------------------------------------------------------
                                September 30,  December 31,
(Thousands of dollars)               1995           1994
-----------------------------------------------------------
Bank borrowings:

Revolving credit (secured)          $  200           $1,150

Non-recourse                         5,218            4,870

Less current maturities                  -                -
-----------------------------------------------------------
Long-term debt                      $5,418           $6,020
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

     In conjunction with the debt restructuring, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's currently pending litigation with NFG pursuant to the NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of its outstanding indebtedness, including legal transaction costs incurred by BMO, to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security, and Company note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). Pursuant to agreement, after repayment of the BMOF Principal, plus applicable interest, from NFG Litigation proceeds, if any, BMOF will, in certain instances, after the Company has received the same amount as was paid to BMOF, be entitled to receive up to 50% interest in any additional litigation proceeds. If NFG Litigation proceeds are insufficient to repay the BMOF Principal, plus applicable interest, the Company will have no further obligation for such repayment. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date, and bears interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead, the Company will pay interest in kind through the issuance of additional notes to BMOF. As of September 30, 1995 total accrued interest pursuant to the BMOF debt was $566,000 resulting in a total BMOF debt balance of $5,218,000.

     During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, was to be applied toward the balances due. During the third quarter of 1994, the Company negotiated discounted settlements with certain persons holding Administrative Notes resulting in the recognition of a 1994 third quarter extraordinary gain of $128,000.

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

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     As of September 30, 1995 and December 31, 1994, the primary components of accounts payable and accrued liabilities were (in thousands):


                                                      1995             1994
                                                     -------          -------
Accounts payable                                      $  248           $  489

Undistributed net oil and natural gas revenue          1,184            1,069

Accrued interest and fees                                  -               32

Accrued pre-petition liabilities                         572              934

Accrued operating and tax expenses                       193              252

Miscellaneous accruals                                   603              576
                                                      ------           ------
                                                      $2,800           $3,352
                                                      ======           ======

6.  OTHER REVENUE

     The primary components of other revenue are

----------------------------------------------------------------------------
                                          Nine Months Ended September 30,
(Thousands of dollars)                        1995                1994
----------------------------------------------------------------------------
Proceeds from asset sales, net                $ 56               $1,244

Interest                                       148                    -

Other                                           86                   11
----------------------------------------------------------------------------
                                              $290               $1,255
============================================================================

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

                                         September 30, 1995           December 31, 1994
                                      ----------------------       ----------------------
                                      Reported      Restated       Reported      Restated
                                      --------      --------       --------      --------
                                            (Unaudited)
BALANCE SHEET

Total current liabilities             $  2,856      $  2,843       $  3,928      $  3,765

Long-term debt                             200         5,418          1,150         6,020

Accumulated deficit                    (54,167)      (59,372)       (40,904)      (45,611)

Total stockholders' deficit            (52,065)      (57,270)       (39,004)      (43,711)

                                                   Three Months Ended                            Nine Months Ended
                                                     September 30,                                  September 30,
                                                   ------------------                            -----------------
                                            1995                    1994                     1995                    1994
                                            ----                    ----                     ----                    ----
                                    Reported    Restated    Reported    Restated     Reported    Restated    Reported    Restated
                                    --------    --------    --------    --------     --------    --------    --------    --------
STATEMENT OF OPERATIONS (Unaudited)

General and administrative expense  $   253     $   253      $  239     $   731      $    835    $    835    $ 1,596     $  2,088

Interest expense                         13         130          43         144            71         419        631          732

Income tax benefit                      150           -           -           -           150           -          -            -

Extraordinary gain net of taxes           -           -       4,288         128            93          93      4,288          128

Net income (loss) applicable to
 common stock                        (4,336)     (4,603)        115      (4,638)      (13,261)    (13,759)    (7,338)     (12,091)

Net income (loss) per share of
 common stock                         (0.18)      (0.18)       0.00       (0.18)        (0.53)      (0.55)     (0.29)       (0.48)

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

                             RESULTS OF OPERATIONS

Comparison of The First Nine Months of 1995 to the First Nine Months of 1994
----------------------------------------------------------------------------

     Following is a comparison of operating activity (amounts in thousands):

                                                                  Change
                                                                  ------
                                          1995      1994        $        %
                                          ----      ----      -----    -----
Oil and natural gas revenues            $ 2,492   $ 3,285   $  (793)   (24)%

Natural gas gathering and treating          555       555         -      -

Other revenues net                          290     1,255      (965)   (77)%

Depletion, depreciation and amortization   (620)   (1,754)   (1,134)   (65)%

Operating and exploration expenses       (1,549)   (1,771)     (222)   (13)%

General and administrative expenses        (835)   (2,088)   (1,253)   (60)%
                                        ------------------------------------
Operating income (loss)                 $   333   $  (518)  $   851    164 %
                                        ====================================

Revenues
--------

     Oil and natural gas revenues for 1995 decreased $793,000 due to significantly lower gas volumes sold and average prices received. The impact of lower gas revenues was partially offset by higher oil prices and a slight increase in oil volumes sold. A summary of oil and natural gas production and revenues for the respective nine month period follows:

                     Summary of Oil Production and Revenue

-------------------------------------------------------------------------------
                                              1995      1994      Change
-------------------------------------------------------------------------------
Oil revenues (in thousands)                 $   838   $   729       15%

Oil production (barrels)                     48,830    47,700        2%

Oil average price per barrel                $ 17.16   $ 15.28       12%
-------------------------------------------------------------------------------


                 Summary of Natural Gas Production and Revenue

-------------------------------------------------------------------------------
                                              1995      1994      Change
-------------------------------------------------------------------------------
Natural gas revenues (in thousands)         $ 1,654   $ 2,556      (35)%

Natural gas production (BCF)                  1.180     1.392      (15)%

Natural gas average sales price per Mcf     $  1.40   $  1.84      (24)%
-------------------------------------------------------------------------------


     On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 80% of TGX's 1995 oil and natural gas production volumes and 66% of oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the first nine months of 1995, average gas prices declined by approximately $0.44 per Mcf from the September 30, 1994 average price of $1.84. The 24% decrease in average 1995 gas prices resulted in $517,000 of lower gas revenues while a decline in production volumes of 15% lowered 1995 gas revenues by $390,000.

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

     The decline in other revenues is primarily due to lower property sale proceeds in 1995. (See Note 6). During 1994, the Company was actively liquidating certain managed partnership assets and other non-strategic holdings and such activity yielded significant financial benefit. The Company is currently liquidating eight remaining managed partnerships, but any future benefit from such sales will be minimal due to the Company's small ownership.

Costs and Expenses
------------------

     Consolidated costs and expenses for 1995 decreased by $2,922,000 or 46% to $3,423,000 compared to $6,345,000 for 1994. The significant decrease in expenses was due primarily to lower general and administrative and interest costs and a decline in depletion, depreciation and amortization costs, a non-cash expense.

     For 1995, operating expenses decreased $279,000 or 16% to $1,492,000 compared to $1,771,000 for 1994. Included in 1995 and 1994 operating expenses are workover costs totaling $222,000 and $108,000 respectively. Workover expenses represent non-recurring operation costs implemented to enhance or increase production. Also, in 1995 the Company incurred exploration costs of approximately $57,000. Pursuant to successful efforts reporting, unsuccessful exploration costs are expensed as opposed to capitalized. Excluding workover and exploration costs, 1995 and 1994 operating expenses totaled $1,213,000 and $1,663,000, respectively, and represented 49% and 51%, respectively, of oil and natural gas revenues for 1995 and 1994.

     Depletion, depreciation, and amortization ("DD&A") expense decreased $1,134,000 or 65% to $620,000 in 1995 from $1,754,000 in 1994 due primarily to a lower weighted average DD&A rate per equivalent Mcf. In the fourth quarter of 1994, management determined that, as a result of the Company's improving financial condition, including expected cash flow for 1995 and beyond, it could fund development of its oil and gas reserves which had previously not been classified as proved undeveloped. Accordingly, the Company treated these reserves as proved undeveloped for purposes of accounting estimates and financial statement disclosure. As a result of utilizing total proved reserves in calculating 1995 DD&A, the weighted average DD&A rate for 1995 on an equivalent Mcf basis was $0.41 as compared to 1994's rate of $1.39. Had total proved reserves been used in calculating DD&A in the first nine months of 1994, DD&A expense for that period would have decreased by $746,000.

     General and administrative expenses in 1995 decreased by $1,253,000 or 60% to $835,000 from $2,088,000 in 1994 primarily due to recoupment of previously allowed for receivables, state tax settlement, lower staff costs and inclusion in 1994 of $492,000 of non-deferrable debt restructuring costs. As discussed in
Note 4, the Company received as settlement of litigation a combination of cash and properties totaling approximately $425,000. The $325,000 of cash and $100,000 of estimated fair market value properties received were deemed as a recoupment of previously allowed for receivables totaling approximately $2,027,000 and thus was credited against general and administrative expenses. During the third quarter of 1995, the Company settled certain pre-petition state franchise taxes for an ultimate payment, including interest, of $139,000 in a reduction of previously accrued general and administrative costs of $166,000.

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

     Interest expense decreased $313,000 or 43% in 1995 to $419,000 from $732,000 in 1994. This decrease is primarily attributable to lower bank borrowings and interest rates. During 1995, maximum bank borrowings outstanding were $1,150,000 resulting in a current quarter end balance of $200,000. For the same period in 1994, borrowings outstanding peaked at $19,499,000. As a result of the debt restructuring on July 13, 1994, the Company's per annum interest rate was reduced from a high of 13% in 1994 to a floating rate of prime plus two percent or approximately 11% for 1995. The interest rate on the remaining non-recourse BMO debt was lowered to 10%. BMO interest, which is payable through the issuance of additional notes, for 1995 and 1994 was $348,000 and $101,000, respectively. Also, included in 1995 interest expense is $27,000 of amortization of initial credit facility establishment costs. These credit facility establishment fees are being amortized over the initial term of the facility.

     As discussed in Note 3, the Company recognized in 1995 and 1994, extraordinary gains related to notes payable forgiveness of $93,000 and $128,000, respectively.

     The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 23% to $3,585,000 for 1995 compared to $2,906,000 in 1994.

     Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually. Due to the annual compounding factor, Preferred Stock dividends for 1995 totaled $9,979,000 as compared to $7,861,000 for 1994. Dividends on the Old Preferred stock totaled $202,000 for 1995 and 1994. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, it does not expect to make any such dividend payments in the near future.

                              FINANCIAL CONDITION

     For 1995, the Company's capitalized expenditures totaled approximately $306,000, of which $100,000 related to properties received as a result of litigation settlement. The Company also incurred workover and exploration costs of $222,000 and $57,000, respectively.

     At September 30, 1995, the Company had a working capital deficit of $1,445,000 which included $572,000 of pre-petition obligations. Pursuant to the new secured borrowing base facility, the Company must maintain certain financial ratios including a current ratio of 1 to 1, after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company has to date been in compliance with the current ratio test and other financial ratios. The Company can give no assurance that it will be able, in the future, to comply with the current ratio test or any other ratio tests as required under the new credit facility. The Company also had $5,218,000, including interest of $566,000 to be paid through the issuance of additional notes, of BMOF non-recourse debt which is secured only by NFG Litigation proceeds, if any, received therefrom, outstanding at September 30, 1995.

     The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At September 30, 1995, the Senior Preferred redemption value and accrued dividends totaled $89,792,000 and $35,798,000, respectively. These amounts plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

     At September 30, 1995, the stockholders' deficit was $57,270,000. Due to the dividend requirements for the Senior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future under the current capital structure.

                        LIQUIDITY AND CAPITAL RESOURCES

     For 1995, the Company's cash provided by operating activities was $829,000. During 1995, current operating activities cash flow was benefited by a one-time litigation settlement of $425,000 and a state franchise tax settlement of $166,000 plus related interest accrual benefit of $158,000. The Company had a working capital deficit of $1,445,000 at current quarter end.

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

Under the restructured credit agreement with BMO (see Note 3), BMO's subsidiary will be entitled to receive the initial $4,652,000 of any settlement proceeds, plus interest, and in certain instances, after TGX has received the same initial amount paid to BMO, be entitled to receive up to 50% of any additional settlement proceeds. (See Note 7)


                          Part II.  Other Information

Item 1. LEGAL PROCEEDINGS

        Except as set forth in Note 4 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-Q/A, there have been no substantial developments related to the legal proceedings described therein.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   Exhibits:  Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K - None

                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                       TGX CORPORATION
                                       (Registrant)



Date: February 25, 1997                By:   /S/  Michael A. Gerlich
                                            ---------------------------------
                                            Vice President and
                                            Chief Financial Officer