Form 10KSB/A
period 1995-12-31
TGX CORP
filed 1997-02-25
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-KSB/A

  X    ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
------
       EXCHANGE ACT OF l934 (FEE REQUIRED)
       For the fiscal year ended December 31, l995
                                 -----------------
                                                     OR
______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _______________ to _______________ Commission file number 0-10201
                                                                      -------

                                TGX CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                           72-0890264
     (State or other jurisdiction of             (I.R.S. Employer -
     incorporation or organization)             Identification No.)

       222 Pennbright, Suite 200                 Houston, Texas  77090
 (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code (281) 872-0500
                                                        --------------

        SECURITIES REGISTERED PURSUANT TO SECTION l2(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION l2(g) OF THE ACT:

                                                Name of each Exchange
           Title of each class                   on which registered
          ---------------------                -----------------------

       Common Stock, $.01 par value                 Not Applicable
Series A Senior Preferred Stock, $1 par value       Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X      No _____
                                               ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to
this Form 10-KSB/A:   X
                    -----

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.   Yes   X    No ______
                                                    -----

     The aggregate market value of the voting stock held by non-affiliates as of March 21, 1996 was approximately $24,956.

     As of March 21, 1996 there were 24,956,033 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                     INDEX
                                     -----


ITEM                                                    PAGE NUMBER
----                                                    -----------

                                    PART I.

ITEM 1.   BUSINESS................................................ 1
ITEM 2.   PROPERTIES..............................................20
ITEM 3.   LEGAL PROCEEDINGS  .....................................20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS...............................................21


                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND
            RELATED STOCKHOLDERS MATTERS..........................22
ITEM 6.   SELECTED FINANCIAL DATA.................................24
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........25
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............32
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...................60


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......60
ITEM 11.  EXECUTIVE COMPENSATION..................................63
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT........................................65


                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K...................................68

          SIGNATURES..............................................72

                                    PART I.

ITEM l.  BUSINESS

THE COMPANY

General
-------

     TGX Corporation ("TGX"), formerly named Templeton Energy, Inc., is a Delaware corporation that was organized in June 1980. TGX's executive offices are at 222 Pennbright, Suite 200, Houston, Texas 77090 (telephone number 713/872-0500). TGX (collectively with its subsidiaries, the "Company") is a domestic independent energy company engaged in the production of oil and natural gas and in oil and natural gas exploration for its direct account and, previously, beneficially through general and limited partnerships which were sold to public and private investors. The Company is also engaged in intrastate natural gas gathering and treating. TGX commenced operations on July 1, 1981 as the result of the consummation of an offer in which shares of its common stock $.01 par value, ("Common Stock"), were issued in exchange for certain interests in developed and undeveloped oil and natural gas properties held by various affiliated and unaffiliated entities.

     On December 5, 1985, TGX acquired Amarex, Inc.("Amarex") (renamed Temex Energy, Inc. ("Temex"), an oil and gas exploration company operating primarily through general and limited partnerships (the "Amarex Partnerships"), in exchange for the payment of approximately $52,000,000 in cash and the issuance of 11,475,000 shares of Common Stock to former creditors of Amarex. On August 8, 1988, Temex was merged with and into TGX. Since this acquisition, TGX, as successor in interest to Temex, has acted as general partner of the Amarex Partnerships until the liquidation or dissolution of such partnerships in 1994.

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

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the

Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the possibility of a corporate restructuring, the ongoing costs and results of litigation concerning NFG, as well as general market conditions, competition and pricing. Please refer to the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge, for further information.

Business Strategy
-----------------

     After substantial consummation of the Plan, and in order to maximize stockholder value, the Company embarked on a strategy of eliminating non-core assets, reducing overhead and restructuring its debt. During 1993 and 1994, a substantial portion of management's efforts were utilized in implementing the components of this business plan. Beginning in 1995, the Company turned its focus to increasing its oil and gas revenues through a limited number of acquisitions and the drilling of a small number of oil and gas exploration and development wells.

     In early 1993 the Company relocated and consolidated its offices in Houston, Texas, thereby reducing expenses and began a program of downsizing and possibly outsourcing certain financial and administrative services. Following the office consolidation, the Company retained an investment banker to conduct an extensive review of the Company's operations and assets to determine the most appropriate means for implementing management's strategy.

     The Company's efforts also involved the restructuring and replacing of its secured long-term debt with the Bank of Montreal ("BMO"), the renegotiation of its debt with certain persons holding notes arising from administrative claims incurred during the Reorganization Proceeding, and a program to liquidate and dissolve substantially all the public and private oil and gas drilling and production purchase programs for which the Company acted as a general partner. The Company also implemented a program of selling assets which were either non-core to the Company's strategy or which could provide a significant immediate cash infusion to relieve debt obligations and long term benefit by reducing overhead.

     In furtherance of these strategies, in 1994, the Company completed the sale of substantially all of its oil and gas properties in Ohio and New York to Belden & Blake Corporation ("BBC") for approximately $16.2 million, restructured its bank indebtedness as set forth under "Bank Indebtedness," liquidated 17 oil and gas partnerships and began the process of dissolving and winding up an additional eight partnerships, which was completed in 1995, and sold approximately 31 properties for $1,424,000 which management believed were non-core to the Company's strategy. During 1994, the Company was able to reduce its number of employees from 27 to 13, excluding contract personnel, and its general and administrative expenses from $3,323,000 to $2,239,000.

     In 1995, the Company's oil and gas activities focused on lower risk workover operations, drilling development wells and acquiring producing oil and gas properties. During this period, the Company participated in ten workovers at a net cost to the Company of $274,000 and participated in drilling seven new wells at a net cost of $372,000. Of the wells drilled, four were deemed successful at a net cost of $303,000. Also, in 1995, the Company acquired additional interests in certain of its operated producing properties and five new producing wells at a total net acquisition cost of $771,000. As a result of these activities and upward revision of previous estimates, the Company, in 1995, increased its total proved reserves by approximately 1,878,000 equivalent Mcf of gas (one barrel of oil equals six Mcf of gas) from year-end 1994, representing a 12% increase in equivalent year end Mcf reserves.

     In addition to the ongoing oil and gas production operations, a key factor in the Company's future will be the proceedings in the longstanding litigation (the "NFG Litigation") with National Fuel Gas Distribution Corporation ("NFG"). While the Company has attempted to commence settlement negotiations with NFG, to date no meaningful discussions have taken place. If a settlement cannot be reached, the Company is currently committed to prosecuting the NFG
Litigation with every reasonable resource available to it. The outcome of the NFG Litigation, which may be many years away if a settlement cannot be reached, could materially affect the Company's future. See "Bank Indebtedness" and "NFG Litigation."

     In 1996, the Company will be looking to further reduce its overhead, eliminate additional non-core assets, and maximize the return on the retained assets. It will also review its current capital structure to determine if a restructuring would better reflect the Company's financial position. At the same time, the Company will review growth opportunities, consistent with its available capital, to determine if asset growth can be attained through workover, drilling, acquisition or a combination, within the limits of the Company's financial resources. Thus, based on the Company's financial position and the inability to predict (i) whether or not any capital restructure will be effective; (ii) the outcome of the NFG Litigation; and (iii) the success of any cost reductions, the Company cannot currently determine if it will be able to successfully implement its business plan and strategy.

Bank Indebtedness
-----------------

     Prior to the Reorganization Proceeding, BMO was TGX's principal secured lender. At the time of the Chapter 11 filing, TGX owed $29.7 million to BMO (the "Existing BMO Debt") which was secured by substantially all of TGX's assets. TGX also guaranteed to BMO certain of the debt of LEDCO. Pursuant to the Plan, TGX entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") under which the Existing BMO Debt was continued and preserved, but was evidenced by new loans ("New BMO Loans"), in the original aggregate principal amount of approximately $27 million which continued to be secured by substantially all of TGX's assets. TGX also entered into a revolving credit agreement for working capital or the issuance of letters of credit in the maximum amount of $1,000,000. The guaranty of the LEDCO debt was also eliminated.

     In early 1993, the Company was notified that Events of Default had occurred under the Amended Credit Agreement which were not cured and, as a result, BMO had the right to take certain actions under the Amended Credit Agreement, including, but not limited to, the acceleration of all of the New BMO Loans.

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

     On July 13, 1994, TGX entered into a series of agreements with BMO and Bank One, Texas, N.A. ("Bank One") whereby the New BMO Loans were restructured and all BMO Events of Default resolved. Pursuant to the restructuring, Bank One established a borrowing-based facility of $2,350,000 under which TGX immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO in satisfaction of the remaining amount due of the Required Payment. The Bank One facility bears interest at Bank One's stated rate plus 2% and is secured by substantially all of TGX's oil and gas properties and matures on July 13, 1997. The borrowing base is redetermined at a minimum of every six months or at Bank One's discretion and is reduced through monthly reductions of $50,000. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio of 1 to 1, as defined, and a tangible net worth of a minimum of $5,000,000 and other ratios. At December 31, 1995, the borrowing base was $2,500,000, and the Company had borrowings outstanding of $500,000, and the Company was in compliance with all financial ratios and covenants.

     Simultaneously with the securance of the Bank One facility and payment of the Required Payment, BMO released all of its liens on the TGX's properties with the exception of its lien on the NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 ("BMOF Principal") of the New BMO Loans, including fees and expenses, to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security and note, to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). Pursuant to the July 13, 1994 agreement, after repayment of the outstanding BMOF Principal, plus interest, from NFG
Litigation proceeds, if any, BMOF will, in certain instances, after TGX has received a sum equal to the amount paid to BMOF, be entitled to receive up to fifty percent interest in certain additional litigation proceeds. If NFG Litigation proceeds are insufficient to repay the BMOF Principal, plus interest, TGX will have no further obligation for such repayment. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date, and bears interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead, TGX will pay interest in kind through the issuance of additional notes to BMOF. As of December 31, 1995, total accrued interest pursuant to the BMOF note was $683,000 resulting in a total year-end BMOF debt of $5,335,000.

     On December 31, 1995, TGX and BMOF executed a First Amendment to the
Second Amended and Restated Credit Agreement ("BMOF Agreement"). Pursuant to the BMOF Agreement, TGX and BMOF are to share equally any NFG Litigation proceeds up to $8 million. BMOF is to receive 100% of any proceeds in excess of $8 million until the total received by BMOF equals the BMOF Principal plus any accrued interest. Thereafter, the Company will receive proceeds until the total it has received equals the amount received by BMOF, and any additional NFG Litigation proceeds will be shared equally by TGX and BMOF.

     The NFG Litigation was settled on April 12, 1996, and, after payment to BMOF of $3.6 million, the Company recognized an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, resulting from the forgiveness of the remaining BMOF Principal, plus accrued interest, paid in kind through the issuance of additional BMOF notes, of $816,000.

See Note 3, 14, and 15 and of the Notes to Consolidated Financial Statements.

Administrative Claims
---------------------

     During the Reorganization Proceeding, TGX incurred, and claimants filed applications for, approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). TGX objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, each of these administrative claimants, other than three designated administrative claimants whose administrative claims were satisfied in a different manner, were entitled to receive a promissory note (the "Administrative Notes") due December 31, 1994, in satisfaction of each claimant's unpaid Administrative Claim. Such Administrative Notes were to be issued upon the execution of releases in favor of the Company and others. Substantially all persons entitled to Administrative Notes executed such releases. See "Reorganization Proceeding-Overview of the Plan." The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, would be applied toward the balances due. During late

1994 and early 1995, the Company renegotiated the terms of substantially all of the Administrative Notes. As a result of negotiations and forfeitures, Administrative Notes totaling approximately $1,126,000 in principal and $253,000 in accrued interest charges were renegotiated with the Company making cash payments of $455,000, issuing 151,518 shares of the Company's Series A Senior Preferred Stock (the "Senior Preferred") and a $90,000 principal amount non-recourse note payable out of TGX's share of proceeds, if any, to be received from the NFG Litigation. As a result of the Administrative Note renegotiations and administrative claim forfeitures, the Company reflected an extraordinary net gain in 1995 and 1994 of $93,000 and $831,000, respectively, and all such notes and claims were deemed settled as of year end 1995.

NFG Litigation
--------------

     The NFG Contract was executed in 1974 between Paragon Resources, Inc. ("Paragon") and Iroquois Gas Corporation, predecessors of TGX and NFG, as seller and buyer, respectively. In 1983, the New York State Public Service Commission (the "PSC"), under whose jurisdiction NFG's intrastate gas purchases fall, expressed dissatisfaction with the NFG Contract for among other reasons the inclusion of a "three-pipeline escalator" ("3-PE") in its pricing provision. The price formula was based on the average price charged NFG by its three interstate pipeline suppliers. Pursuant to the 3-PE, the contract price increased annually by the greater of (1) the increase in the three pipeline average or (2) $0.02 per Mcf. The PSC, in its Opinion No. 83-26 ("Opinion 83-26"), found 3-PE clauses to be unacceptable and "disapproved" contracts containing such clauses.

     A dispute arose between NFG and TGX as to whether the NFG Contract remained in force after Opinion 83-26 and, if it did, what price the NFG Contract prescribed starting in December, 1983 when Opinion 83-26 was issued. In November 1984, NFG commenced an action in the United States District Court for the Western District of New York (Civ. No. 84-1372E) (the "District Court") seeking a declaration from the District Court of the rights and obligations of the parties under the NFG Contract after Opinion 83-26. TGX counterclaimed for damages claiming that NFG had breached the terms of the NFG Contract. The NFG Litigation addresses, among other things, the validity of the NFG Contract, the price for gas sold, and certain other claims relating to NFG's obligation to take or pay for, even if not taken, gas dedicated to the NFG Contract. The PSC intervened as a plaintiff in the District Court action. In March 1989, a separate action for breach of contract was commenced by TGX against NFG in New York's Supreme Court, County of Chautauqua (Index No. G-13357). This case was stayed in 1989 on the grounds that the issues in this case are the same as those in the District Court action.

     Both NFG and the PSC took the position before the District Court that the effect of Opinion 83-26 was to cancel the NFG Contract in its entirety. In January 1991, the District Court declared that because Opinion 83-26 had abrogated an essential term of the NFG Contract, it had voided the entire NFG Contract.

     In December 1991, the Court of Appeals for the Second Circuit (the "Second Circuit") reversed the judgment of the District Court. The Second Circuit held that the PSC had authority to review the NFG Contract under New York Public Service Law but then addressed the issue of whether Opinion 83-26 impacted solely upon the price term of the NFG Contract or whether it operated to cancel the entire NFG Contract. The Second Circuit held that only the price term had been rejected by the PSC but that such rejection did not void the entire NFG Contract, which clearly envisioned potential governmental rulings like Opinion 83-26. Therefore, the Second Circuit permitted TGX to continue to deliver gas under the NFG Contract in the aftermath of Opinion 83-26 at a price consistent with that Opinion. This left the issue of the appropriate price under the NFG Contract once the 3-PE escalator was canceled.

     In attempting to determine the appropriate NFG Contract price, the Second Circuit held that TGX and NFG through their course of conduct had elected to sell gas in accordance with the Natural Gas Policy Act ("NGPA"), 15 USC (S)3301 et seq., a federal statute that became effective in 1978, subjecting the NFG Contract to federal regulation. The NGPA set maximum prices for various categories of intrastate gas, which the producer could charge unless some lower price were applicable pursuant to pre-NGPA contract. Based upon this holding, when the Second Circuit remanded the case to the District Court for further proceedings consistent with its decision, TGX took the position that it was entitled to recover NGPA prices.

     NFG interprets the Second Circuit decision differently. It has taken the position that the PSC imposed a ceiling on all future gas purchases under the NFG Contract based on the price of No. 6 fuel oil and that the Second Circuit endorsed this ceiling. Although the PSC has not yet ruled on this issue, in a brief to the District Court, the PSC has stated that 90 percent of No. 6 fuel oil was "the standard to which the Commission looked in 1983 to review the contract".

     In the District Court, after the Second Circuit's remand, TGX has taken the position that No. 6 fuel oil was a "ceiling" set by the PSC only in the sense that the PSC in 1975 approved a type of price escalation clause in future gas purchase agreements that contained a ceiling based on 90% of the 12-month rolling average price of No. 6 fuel oil in National Fuel's service territory (the "FPC escalator"). TGX further argues that the ceiling was never imposed by the PSC on the NFG Contract or on any contracts that contained a 3-PE; it was limited to contracts that contained the FPC escalator; the PSC refused to impose a price cap based on the price of No. 6 fuel oil in Opinion 83-26; and although the PSC could have set a maximum price for gas that was lower than that provided in the NGPA, it never did so. TGX takes the position that if, and only if, New York State had enacted a state maximum price for gas would the parties be bound thereby.

     At the time of Opinion 83-26, prices measured under the 3-PE, the NGPA, the No. 6 oil prices, and prices NFG paid for other local production were all in a range within or near $4 to $5 per Mcf, where they converged much more closely than today. By 1992, other local producer's prices and the oil price fell to the $2 range, the NGPA limits climbed to the $6 and $7 ranges, and the 3-PE price surpassed $8.

     Although NFG has taken the position that there was a PSC ceiling, it has also argued that TGX is not entitled to receive any amount in excess of the amount TGX has already received. Such prices paid by NFG were based on many different theories including prices based upon other long-term contracts, spot prices, weighted average cost of gas, etc.

     On remand from the Second Circuit, in January 1993, the District Court granted TGX's motion for partial summary judgment regarding the price to be paid under the NFG Contract. Based on the District Court's order, TGX has concluded that from December 1983, until at least January 1, 1993, the date price controls under the NGPA were terminated, the price under the NFG Contract is equal to the lower of (i) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the NGPA, subject to the escalations provided by the NGPA, or (ii) the December 1983 permitted price under the NFG Contract of approximately $4.41 per Mcf. The District Court's decision might be interpreted such that the December 1983 permitted contract price would be $4.41 per Mcf during the winter months and $4.01 per Mcf during the summer months. The District Court did not address the impact, if any, of the termination of the NGPA.

     In response to NFG's request for clarification, the District Court stated in July 1993 that its January ruling "did not determine the just and reasonable price for the gas pursuant to [New York Public Service Law} (S)1104(4), set a contract price for the duration of the contract, resolve any defenses presented by NFG, determine whether such obligation continues until the present time or rule on any deregulation issues."

     NFG has interpreted this subsequent decision as denying that a price had been set. NFG further takes the position that ultimately only the PSC has jurisdiction to approve any price payable under the NFG Contract. TGX has taken the position that the clarifying decision contained a reaffirmation of the prior decision when it stated that:

          This Court's Memorandum and Order dated January 4, 1993 determined that an obligation on NFG's part to pay for gas purchased pursuant to the [NFG Contract] at the applicable NGPA ceiling price arose out of the conduct of the parties after the NGPA became effective and that the PSC Order issued December 20, 1983 did not relieve NFG of such obligation.

     In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the NFG Contract. Pursuant to this request, the PSC ordered that a proceeding take place. After the submission of substantial evidence and briefs, the Administrative Law Judge ("ALJ") assigned by the PSC to hear this matter determined in a Recommended Decision issued in November 1994 that the PSC should find that from December 20, 1983 through November 1992 (the period of time at issue in the proceeding), the maximum contract price that would be just and reasonable within the meaning of the Public Service Law was $3.714 per Mcf of gas, which represents the weighted average of the two applicable NGPA categorized maximum prices for December 1983. In this proceeding, the PSC staff took the position that the only reasonable price would be the market price at the time of each sale of gas.

     The ALJ's Recommended Decision along with the briefs of the parties were submitted to the PSC for its review. Despite the fact that the PSC had ordered the proceeding at NFG's request, in Opinion No. 95-5, issued in May 1995 (the "PSC's 1995 Decision"), the PSC decided that the matter was not ripe for its review because, in its view, there was currently no contract price in the contract for the PSC to review. The PSC declined to endorse the $3.714 price in the ALJ's Recommended Decision or any other price. The PSC determined that NFG's requested hearing and the dealings after 1983 between NFG and TGX did not constitute the type of filing appropriate for PSC review. The PSC stated that it would not determine whether a price to be paid under the NFG Contract was appropriate until such time that such price was finally agreed to by the parties or determined by the District Court. The District Court would also determine the continued validity of the NFG Contract.

     The PSC left open the possibility that it might review the NFG Contract after the completion of the District Court litigation. Thus, even if TGX succeeds in the District Court action, it is possible that the PSC will attempt to disapprove the contract price set by the District Court. This is an issue that has not yet been addressed by the District Court.

     In September 1994, TGX amended and supplemented its counterclaims in the District Court action to assert additional claims against NFG for breach and repudiation of the NFG Contract and for punitive damages based upon NFG's bad faith course of conduct towards TGX.

     NFG has raised various defenses against TGX's counterclaim in the District Court action including claims that TGX itself repudiated and breached the contract by its conduct; a claim that the assignment of the contract from Paragon to TGX was not valid; procedural and jurisdictional defenses; defenses based upon the Public Service Law; a claim that TGX failed to fix a price in good faith after the issuance of Opinion 83-26; and a claim for setoffs for unspecified damages to NFG's facilities.

     The Magistrate Judge assigned to monitor pre-trial discovery in the District Court action has issued a scheduling order pursuant to which the parties have been engaged in costly documentary discovery into the allegations raised by the pleadings in the litigation. Although the current scheduling order anticipates that discovery will be completed by September 1996, it is not possible to predict when this litigation will come to an end given the possible appeals and collateral PSC proceedings that may take place, nor is it possible to predict the likely outcome of the litigation.

     Subsequent to the PSC's 1995 Decision, NFG in 1995, brought a special proceeding in the New York State Supreme Court, Albany County, seeking a judgment annulling, as effected by an error of law, so much of the PSC's 1995 Decision as dismissed NFG's request for declaratory ruling that TGX's wholesale charges for certain gas sold or delivered to NFG in the aftermath of Opinion 83-26 were consistent with the Public Service Law (S)110(4) "just and reasonable charge" standard. TGX intervened in this proceeding to protect its interests. This special proceeding was dismissed by NFG in January, 1996 based upon the PSC's agreement to represent that its articulated reasons for dismissing NFG's petition should be understood as constituting an exercise of the PSC's discretion under (S)204 of the State Administrative Procedure Act to decline to entertain NFG's request for a declaratory ruling.

     During its Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in the Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the NFG Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, and, in consideration of a payment of $2,940,000 (the "Payment") from NFG, TGX (i) dismissed the Turnover Proceeding without prejudice (ii) released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding, and (iii) reserved its rights regarding the assumption or rejection of certain other relatively minor gas purchase agreements with NFG. The Payment will be credited against any additional amount which may be adjudged due TGX from NFG.

     On April 12, 1996, a final settlement of the NFG Litigation was reached. In return for a lump-sum payment to TGX of $7.2 million, of which TGX will retain approximately $3.5 million after a debt retirement payment of $3.6 million and a $.1 million payment to another party entitled to participate in the proceeds, a full release of all claims between the parties was executed.

     See Notes 3, 14 and 15 of the Notes to Consolidated Financial Statements.

     As part of its sale of substantially all of its oil and gas properties in Ohio and New York to BBC in January 1994, TGX assigned the NFG Contract to BBC effective December 1, 1993. TGX's assignment of the NFG Contract did not include TGX's rights in its existing claims against NFG, any proceeds therefrom, and TGX's rights, claims or causes of action, even if they had not yet been asserted, that arose prior to the effective time of the assignment.

     As a result of the matters described herein, TGX is not in a position to determine when, if ever, a final resolution of the dispute concerning the NFG Contract will be reached or the effect on TGX's financial position and results of operation of any such resolution.

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

Fresh Start Reporting
----------------------

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

     In conjunction with implementing fresh start reporting, the Company's management determined a reorganization value ("RV") which attempted to establish the fair market value of the Company as of the date of substantial consummation of the Plan. Oil and gas property and other related asset values were estimated by discounting future net revenues on the basis of actual, or in some instances, assumed prices. Other assets were valued at their book value. The value of the Company's Senior Preferred Stock, which was issued pursuant to the Plan, was determined on the basis of the difference between the RV of the Company's assets less the present value of liabilities and the par value of preconsummation equity interests. For further information concerning the method of calculating the RV, see Note 2 of the Notes to Consolidated Financial Statements.

     The RV was determined by management on the basis of its best judgment of what it considered at the time to be the fair market value ("FMV") of the Company's assets and liabilities, after reviewing relevant facts concerning the price at which similar assets were being sold between willing buyers and sellers. However, there can be no assurances that the RV and the FMV are comparable and the difference between the Company's calculated RV and the FMV may, in fact, be material.

     In conjunction with the implementation of fresh start reporting, the Company also implemented the successful efforts method, rather than the full cost method, of accounting for oil and natural gas properties. In the opinion of the Company's management, this accounting method was preferable since it would result in a better matching of oil and natural gas revenue with the related exploration and production cost and expense. See Note 1 to Notes to Consolidated Financial Statements.

REORGANIZATION PROCEEDING

     Overview of the Plan
     --------------------

     The following is a brief summary of certain information regarding the Plan. The summary is necessarily incomplete and selective and is qualified in its entirety by reference to the Plan, the full terms of which are hereby incorporated by reference.

     Pursuant to the Plan, the Company entered into the Amended Credit Agreement with BMO, and, depending on the amount of the claim, satisfied unsecured claims with cash or Senior Preferred Stock. See "The Company - Bank Indebtedness", and "Terms of Preferred and Common Stock". In addition, certain specified classes of claims were paid in cash, retained or otherwise provided for. Administrative claimants holding allowed Administrative Claims under the Plan were paid in cash or had their claims otherwise satisfied, and numerous executory contracts were assumed or rejected by TGX. See "The Company - Administrative Claims." Currently, the aggregate balance of pre-petition obligations related to assumed executory contracts is approximately $317,000 which is related to undistributed net oil and gas revenues and which is in a "suspended pay" status.

     As of the Effective Date of the Plan, the preferred and common stockholders selected a new Board of Directors (the "New Board") comprised of eight individuals to serve until January 1995, or until their successors were duly elected and qualified. The New Board consisted of five members selected by holders of the Senior Preferred (two of which were designees of Steinhardt, and one of which could not be an affiliate of any holder of the Senior Preferred) and two members selected by holders of the other classes of stock acting as one class. The remaining member of the New Board was required to be the chief executive officer of the Company. See "Item 10. Directors and Executive
Officers of the Registrant".   Subsequent to January 1995 the Company amended
its by-laws to provide for a Board of five members. Currently the Board consists of three members who will serve until their successors are duly elected and qualified. When new directors are elected, the Plan provides that directors are to be elected without regard to class representation. However, holders of Senior Preferred have 95% of the voting power of the Company and a plurality of such holders can, therefore, effectively elect all Directors. In addition, to whatever number of directors is provided for in the Company's by-laws, two additional directors are to be elected solely by the Senior Preferred Stockholders until the Company has made up its dividend arrearages. See "Unsecured Claims - Senior Preferred."

Administrative Expenses
-----------------------

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

Unsecured Claims
----------------

General
-------

     Pursuant to the Plan, the Company has designated a Series A Senior Preferred Stock ($1 par value) and a Series B Preferred Stock ($1 par value) ("Junior Preferred") to be issued to holders of certain classes of claims, and retains its Old Preferred and Common Stock. The total number of shares of Senior Preferred authorized is 10,000,000.

Senior Preferred
----------------

     The Plan provided for a total of 8,529,246 shares of Senior Preferred to be issued to holders of certain unsecured claims on the basis of one share of Senior Preferred for every $10 of certain finally allowed or otherwise agreed upon claim. The Senior Preferred entitles its holders to receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain covenants in the Company's bank loan agreements. At any time after January 21, 1995, whenever quarterly dividends payable on the Senior Preferred are in arrears in an aggregate amount equal to six full quarterly dividends (which need not be consecutive), the number of directors of the Company is increased by two and such additional directors are elected by the holders of the Senior Preferred at the next succeeding annual meeting of stockholders (and at each succeeding annual meeting of stockholders thereafter until such right shall terminate as provided pursuant to the Plan). The Company has not paid any of the quarterly dividends required since the Effective Date of the Plan and, based on the current financial position of the Company, it does not expect to make any such dividend payments in the near future. See "Overview of the Plan."

     The Senior Preferred was issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption from registration available under Section 1145 of the Bankruptcy Code.

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

Junior Preferred Stock
----------------------

     Any claimants entitled to receive shares of Junior Preferred receive one share of Junior Preferred for every $10 of finally allowed claim. To date, no claims to be satisfied by Junior Preferred have been finally allowed and the Company does not currently anticipate that any such claims will be finally allowed.

Old Preferred Stock
-------------------

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

Common Stock
------------

     The Company is authorized to issue 100,000,000 shares of Common Stock, of which 24,956,033 shares were outstanding as of March 21, 1996. All outstanding shares of the Common Stock are fully paid and non-assessable.

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

Jurisdiction of Bankruptcy Court
--------------------------------

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

General Conditions in the Oil and Gas Industry
----------------------------------------------

     In recent years, the natural gas industry has experienced the adverse effects of domestic recessions, increased conservation measures and mild winter weather which has resulted in lower demand and a corresponding precipitous decrease in natural gas prices. However, the current NYMEX natural gas future contract price for the delivery month of April 1996 is $1.975/MMBTU as compared to $1.46/MMBTU for the same period in 1995. This increase is primarily the result of an unusually cold winter for 1995 and corresponding declines in gas storage. It is impossible to know if the current favorable prices will remain beyond the 1996 heating season. Also, the NYMEX natural gas futures price is only an indicator of price trends and such price may not be indicative of prices ultimately realized at the wellhead. As of March 1, 1996, the per barrel posted price for West Texas Intermediate oil production ("WTI"), which serves as the benchmark for domestic oil prices, was $18.00 as compared to $17.00 for the same date in 1995. Though oil prices are currently higher than the prior year, the price continues to fluctuate significantly. Price uncertainty in the oil and natural gas industry and economic and political conditions continue to adversely affect the industry. These conditions, added to other factors particular to TGX, have adversely affected the business of the Company over recent years and may continue to do so.

Oil and Gas Exploration and Production
--------------------------------------

     The Company's principal post bankruptcy activity, prior to 1995, was the production of oil and natural gas. In 1995, the Company began a modest program of oil and natural gas exploration and development drilling and property acquisition activities as allowed by its financial condition. The Company continues to maintain a staff of professional and support personnel required to manage its existing properties, including one engineer, and four marketing and land personnel. In addition, the Company engages petroleum geologists and engineers on a contract basis, as required.

Proved Oil and Natural Gas Reserves
-----------------------------------

Reserves and Reserve Values
---------------------------

     (a) General:
         -------

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

     Based on the independent petroleum engineering report of Netherland, Sewell & Associates, Inc., as of January 1, 1996, utilizing year end product prices and costs held constant, the Company's proved oil and natural gas reserve volumes, in thousand of barrels of oil ("MBbls") and billion of cubic feet of gas ("Bcf"), and associated estimated future net revenues, undiscounted and discounted at 10% ("PV 10"), are as follows (dollars in thousands):

--------------------------------------------------------------------------------------------------------------
                                               1995                        1994                  1993
                                       ------------------------  ------------------------ --------------------
                                       Oil(Mbbl)    Gas(Bcf)     Oil(Mbbl)    Gas(Bcf)     Oil(Mbbl)  Gas(Bcf)
                                       ---------  -------------  ---------  -------------  ---------  --------
--------------------------------------------------------------------------------------------------------------
Proved developed                            465            9.7        444            7.8        525       9.1

Proved undeveloped                          479            2.5        487            2.6          -         -
--------------------------------------------------------------------------------------------------------------
Total proved reserves                       944           12.2        931           10.4        525       9.1
==============================================================================================================


                                      1995                        1994                  1993
                              ------------------------  ------------------------  -----------------------
                              Undiscounted      PV 10   Undiscounted      PV-10   Undiscounted    PV-10
                              ------------    --------  ------------   ---------  ------------   --------

Proved developed              $13,831         $ 8,816    $ 9,571       $6,594       $16,078      $10,943

Proved undeveloped              7,054           2,988      5,243        2,213            --           --
---------------------------------------------------------------------------------------------------------
Total proved reserves         $20,885         $11,804    $14,814       $8,807       $16,078      $10,943
=========================================================================================================

     In 1994, management determined that as a result of the Company's improving financial condition, including expected cash flow for 1995 and beyond, it could fund development of its oil and gas reserves which had previously not been classified as proved undeveloped. Accordingly, in 1994 the Company treated these reserves as proved undeveloped for purposes of accounting estimates and financial statement disclosure. The addition of the proved undeveloped reserves was reflected as 1994 extensions and discoveries. The 1995 report disclosures continue to include proved undeveloped reserves. Estimated future development costs associated with proved developed non-producing and proved undeveloped reserves for 1995 and 1994 total $3.8 and $3.6 million, respectively. Production of those reserves is dependent upon the Company's ability to fund such future development costs, which are scheduled to be incurred over numerous years. The 1993 reserve disclosure continues to be reported utilizing only proved developed reserves. See Note 12 of the Notes to Consolidated Financial Statements for a discussion of the calculation of the estimated future net revenues on an undiscounted and discounted basis.

     (b) Sale of New York and Ohio Properties:
         ------------------------------------

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

     (c)  Tabular Information:
          -------------------

     The table below sets forth an analysis of the change in the Company's proved oil and natural gas reserves for the periods indicated. Reserves are stated in thousands of barrels of oil and billions of cubic feet of natural gas.

--------------------------------------------------------------------------------------------------------
                                            1995                    1994                   1993
                                        ------------          -----------------      -----------------
                                       Oil     Gas            Oil         Gas         Oil        Gas
--------------------------------------------------------------------------------------------------------
Proved reserves:
    Beginning of year                   931     10.4            525        9.1          980       72.2

    Sales of reserves-in-place           (2)      --            (37)       (.5)        (111)     (62.0)

    Purchases of reserves-in-place       22      1.2             --         --           --         --

    Extensions and discoveries            1      0.1            487        2.6           --         --

    Revisions of previous estimates      55      2.2             18        1.4         (257)       2.6

    Production (1)                      (63)    (1.7)           (62)      (2.2)         (87)      (3.7)
--------------------------------------------------------------------------------------------------------
    End of year                         944     12.2            931       10.4          525        9.1
========================================================================================================
Proved-developed reserves               465      9.7            444        7.8          525        9.1
========================================================================================================

(1) 1995 and 1994 includes .220 and .590 Bcf, balancing collections, respectively, of gas volumes related to gas balancing collections.


     In 1994, management determined that as a result of the Company's improving financial condition, including expected cash flow for 1995 and beyond, it could fund development of its oil and gas reserves which had previously not been classified as proved undeveloped. Accordingly, in 1994 the Company treated these reserves as proved undeveloped for purposes of accounting estimates and financial statement disclosure. The addition of the proved undeveloped reserves is reflected as 1994 extensions and discoveries. The 1995 report disclosures continue to include proved undeveloped reserves. The 1993 reserve disclosure continues to be reported utilizing only proved developed reserves.

     Except for the data contained in filings with the Securities and Exchange Commission ("SEC") and information furnished in conjunction with the Reorganization Proceeding pursuant to the order of the Bankruptcy Court, the Company has not filed information relating to estimates of its proved oil and natural gas reserves with any federal agencies.

Oil and Gas Production
----------------------

     Information pertaining to the Company's oil and natural gas production is set forth in the table below :


                                                           Year Ended December 31,

                                                         1995      1994      1993
---------------------------------------------------------------------------------------
Oil sales volume (MBbls)                                     63        62        87

Average price per barrel                                $ 17.20   $ 15.24   $ 17.10

Natural gas sales volume (Bcf) (1)                        1.701     2.241     3.712

Average price per Mcf                                   $  1.49   $  1.72   $  2.22

Equivalent Mcf (6:1)                                      2.078     2.613     4.234

Lease operating expense per equivalent Mcf              $  0.92   $  1.06   $  0.93


Net oil and natural gas revenues (in thousands):

 Sales revenues                                         $ 3,611   $ 4,802   $ 9,730

 Lease operating expenses                                (1,905)   (2,772)   (3,935)
---------------------------------------------------------------------------------------
 Net oil and natural gas revenues                       $ 1,706   $ 2,030   $ 5,795
=======================================================================================

(1) 1995 and 1994 includes .220 and .590 Bcf, respectively, of gas volumes and $213,000 and $634,000, respectively, of natural gas revenues related to gas balancing collections.


Drilling Activity
-----------------

     In 1995 as a result of the Company's improving financial condition, the Company participated in one (net .07) successful and one (net .16) unsuccessful exploration well and three (net.47) successful and two (net .30) unsuccessful development wells. The Company had a 50% success ratio regarding exploration well activity and a 60% success ratio regarding development drilling activity. Company net drilling costs for 1995 totaled $372,000 of which $69,000 was expensed as unsuccessful exploration cost. The Company also acquired five (net 1.55) additional wells and interest in existing operated wells at a net cost of $771,000 and implemented workover operations on ten (net 3.69) operated wells at a net cost of $274,000. Drilling, acquisition and workover activity for 1995 resulted in a weighted average finding cost per equivalent barrel of oil of $3.32. In 1994, the Company participated only in the recompletion attempt of one unsuccessful exploration well (net .55). During 1993, the Company participated in no significant drilling or workover operations.

Leasehold Acreage and Productive Wells
--------------------------------------

     The following table sets forth the Company's interest in undeveloped acreage, developed acreage and productive wells in which it owns a working interest as of December 31, 1995.

-------------------------------------------------------------------------------------------------------------

                                   Undeveloped                 developed                   Productive
                                     Acreage                    Acreage                    Wells/(1)/
                                     -------                    -------                    ----------
                              Gross/(2)/  Net/(3)/      Gross/(2)/   Net/(3)/        Gross/(2)/    Net/(3)/
                              ---------   --------      ----------   --------        ----------    --------
Arkansas                             50         31          2,760         977                41           15

Louisiana                         1,048        533          5,726       1,294                11            2

Oklahoma                          4,731        633         36,657       3,797                61            6

Texas                                                       9,835       1,102                24            4

Other states                                                1,800         675                12            4
------------------------------------------------------------------------------------------------------------
Total                             5,829      1,197         56,778       7,845               149           31
============================================================================================================

/(1)/ Productive wells are wells capable of producing oil or natural gas. /(2)/ Gross represents the total number of acres or wells in which the Company owns a working interest.
/(3)/ Net represents the Company's proportionate working interest resulting from its ownership in the gross acres or wells.

     The following table provides, as of December 31 for each year presented excluding Sold Properties for 1993 and 1994, and managed partnership wells liquidated in 1995, additional information pertaining to the productive wells in which the Company owns a working interest.

------------------------------------------------------------------------------------------------------------
                                                                  Gross /(1)/               Net /(2)/
                                                                ---------------         -----------------
------------------------------------------------------------------------------------------------------------
                                                                Oil  Gas  Total         Oil  Gas    Total
------------------------------------------------------------------------------------------------------------
1993                                                            72   93    165          18   14       32

1994                                                            58   89    147          17   13       30

1995                                                            56   93    149          17   14       31
------------------------------------------------------------------------------------------------------------

/(1)/ Gross wells are the total number of wells in which the Company owns a working interest.

/(2)/ Net represents the Company's proportionate interest resulting from its working interest ownership in each gross well.

Partnerships
------------

     Prior to 1985, the Company was actively engaged in the formation of limited or general partnerships structured to (i) drill for oil and natural gas or (ii) acquire oil and natural gas producing properties. In 1985, the Company acquired Amarex which was engaged in oil and natural gas exploration and production for its own account and beneficially through the Amarex Partnerships. The Company liquidated 17 and 8 partnerships during 1994 and 1995, respectively, due to such partnerships' financial condition and limited reserve values. As a result of the 1994 partnership liquidations the Company, as settlement of outstanding partnership notes and receivables was assigned additional direct interests in related oil and natural gas properties having an estimated value of $381,000 and realized from such sales recoupment of $751,000 in previous allowed for receivables and notes. As a result of partnership liquidation efforts, the Company at December 31, 1995 was not managing general partner for any partnerships.


Natural Gas Treating Plant
--------------------------

     Through a joint venture, the Company owns a 35% interest in a natural gas treating plant located in the Comite Field, East Baton Rouge Parish, Louisiana. Natural gas from two wells operated by the Company and one well operated by a third party is transported to the plant where it is treated to satisfy pipeline specifications. The plant also provides condensate handling and saltwater disposal facilities. The Company receives cash distributions from the joint venture for its share of net cash flow. In addition, the joint venture charges the Company for gas treating and such charges are included in operating expenses. For information concerning this treating plant, see Note 5 of the Notes to Consolidated Financial Statements.

Competition, Markets and Other External Factors
-----------------------------------------------

Competition and Marketing - Oil and Natural Gas Industry
--------------------------------------------------------

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

     The price the Company receives for its oil production depends on many variables over which it has no control, such as the world supply of, and demand for, oil, the level of imports, and the political stability of foreign governments. The influence exerted by these and other factors have caused domestic oil prices to fluctuate dramatically.


     The availability of a ready market as well as the price received for natural gas produced and sold by the Company also depends upon numerous factors beyond its control, including the proximity of producing natural gas properties to pipelines, the capacity of such pipelines, fluctuations in seasonal or overall demand, domestic deliverability, government regulations, and competition from alternative forms of energy. A trend has emerged recently among major natural gas marketing companies toward consolidations and mergers, both amongst themselves as well as in the form of strategic alliances with large producers or end-users. These consolidations have the effect of putting control of the majority of the supply and the market in hands of a few industry participants. The longer term ramifications of this trend are difficult to foresee, but will likely have an impact on the way natural gas is bought and sold in the future and this impact could be potentially more significant to the smaller independent producers such as the Company.

Major Customers
---------------

     Information concerning sales to customers who accounted for more than 10% of total revenues, the loss of any of which could have a material adverse effect on the Company's operations if alternative customers could not be found, is contained in Note 11 of the Notes to Consolidated Financial Statements appearing elsewhere herein. As a result of the sale of properties to BBC in 1993, the Company no longer makes any significant natural gas sales to NFG.

Production and Development Hazards
----------------------------------

     Hazards such as unexpected formations, blow-outs, cratering and fires are involved in crude oil and natural gas drilling, production and development activities. Such hazards, as well as adverse weather conditions, may hinder or delay drilling and development operations. TGX attempts to obtain and maintain insurance coverage customary in the crude oil and natural gas industry, but may be subject to liability for pollution and other damages or may lose substantial portions of its properties due to hazards against which it is impossible or impractical (due to prohibitive premium requirements) to maintain insurance. Governmental regulations relating to environmental matters could also increase TGX's cost of production and development operations or require it to cease production and development operations in certain areas.

Regulation
----------

Environmental Regulation
------------------------

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

State Regulation
----------------

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

Federal Regulation
------------------

     The Company's sale of its natural gas had historically been regulated by the Federal Energy Regulatory Commission ("FERC") under the authority of the Natural Gas Policy Act of 1978 ("NGPA"), which established price controls for various classifications of gas. However, as a result of the Wellhead Decontrol Act of 1989, all NGPA price controls were terminated as of January 1, 1993. Except for any effect that such termination may effect the price provisions being contested is the NFG Litigation, the Company believes that this has had little or no impact on its natural gas sales, since its reserves were either previously deregulated, or sold under contracts with alternate pricing.

     The Company may conduct operations on federal oil and natural gas leases, and such operations must comply with numerous regulatory restrictions and requirements issued by the

Mineral Management Service, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to appropriate permits issued by the Bureau of Land and Management.

Employees
---------

     As of December 31, 1995, the Company employed 14 persons, none of whom are represented by a labor union or collective bargaining agent. Also at December 31, 1995, the Company had engaged five persons on a temporary contract basis to perform certain engineering and financial and administrative functions. The Company considers its relations with its employees to be good and has experienced no work stoppages associated with labor disputes or grievances.

ITEM 2.  PROPERTIES

     For information concerning the Company's properties, see "Item 1. Business-Business Segment Information".

ITEM 3.  LEGAL PROCEEDINGS

Reorganization Proceeding
-------------------------

     For information concerning the Company's Reorganization Proceeding, see "Item 1. Business - Reorganization Proceeding".

NFG Litigation
--------------

     For information concerning the NFG Litigation, see "Item 1. Business-NFG Litigation".

New York Department of Environmental Conservation
-------------------------------------------------

     In January 1990, the New York State Department of Environmental Conservation, Division of Mineral Resources ("DEC") notified TGX that it considered TGX to be in violation of certain provisions of the environmental and conservation laws of the State of New York concerning approximately 150 natural gas wells and production facilities located in Chautauqua and Erie Counties. To settle this dispute, TGX entered into a consent order (the "Agreed Order") providing that TGX will (a) furnish status reports that will disclose the production history for certain wells, (b) install dehydration equipment on certain wells, and (c) submit to the DEC (i) a schedule identifying certain wells to be serviced, (ii) a "Plugging and Abandonment Program" for certain wells, and (iii) a testing and reporting schedule for certain wells. The Agreed Order imposed a civil penalty on TGX in the amount of $139,000, which was suspended permanently as a result of TGX complying with the terms of the Agreed Order. TGX has completed operations on all wells subject to the Agreed Order. Pursuant to the DEC's requirements, TGX provided a letter of credit from BMO in the amount of $300,000 which was to be utilized by the DEC if TGX did not comply with the Agreed Order. Such letter of credit was collateralized with the Company's cash, held by BMO. In May 1994, the DEC reduced the letter of credit amount to $150,000 and a like amount of cash collateral was released. In February 1995, the letter of credit was completely eliminated and the remaining cash collateral released by BMO.

     On May 31, 1995, the Company entered into a Settlement Agreement among itself, Paragon Resources, Inc., J.C. Templeton, W.M. Templeton and a number of other former directors of the Company, trusts on behalf of members of the Templeton family and other entities pursuant to which all lawsuits between and among the parties were dismissed with prejudice. In consideration therefor, the Company received $325,000, an assignment of certain oil and gas leases, and receipt of past due joint operating expenses payable by certain of the defendants. The Company released lis pendens against certain of the defendant's properties and conveyed to the defendants an interest in certain properties to which they were entitled. The parties to the litigation also conveyed to the Company any Common Stock or Preferred Stock which they held.


Other
-----

     In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells had not been properly credited to the interests of the unleased mineral interest owners. In July 1995, in a separate action, certain royalty owners in the same wells commenced a legal action alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Both cases are in the discovery stage and if settlement negotiations are not successful, TGX will vigorously defend itself in the litigation.

     In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of prepetition and administrative claims related to an overriding royalty interest previously conveyed by TGX. During that hearing, the parties stipulated that the finally allowed amount of claimant's prepetition claim would be $600,000. That prepetition claim has been fully satisfied by the issuance of Senior Preferred. The Company had previously estimated that prepetition claim in that amount, and therefore it had been reflected in prior years' financial statements. Subsequent to the March 1994 hearing, and after post-hearing motions from both TGX and the claimant, the Bankruptcy Court entered an order on September 7, 1994 which determined that the claimant would be granted an allowed administrative expense claim for unpaid overriding royalties arising post-petition but prior to October 4, 1992 in the amount of $244,000. That administrative claim, when finally allowed, is to be treated by the issuance of an Administrative Note under the terms of the Plan and is to be payable under the terms of the Plan. The Bankruptcy Court further ruled that it would not exercise any jurisdiction over claims for alleged unpaid overriding royalties arising subsequent to October 4, 1992. TGX believes that the Bankruptcy Court erred in its determination of unpaid overriding royalties, and has appealed the Bankruptcy Court's ruling to the United States District Court for the Western District of Louisiana. That appeal has been fully briefed, but no decision has been rendered.

     From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1995, no matters were submitted to a vote of the security holders.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

     As a result of TGX's Chapter 11 filing, in March 1991, the National Association of Securities Dealers, Inc. (the "NASD") notified TGX that it was terminating the inclusion of TGX's Common Stock on the Nasdaq National Market System. Through June 1992, the Company's common stock price continued to be reported on Nasdaq. Since July 1, 1992, TGX's Common Stock is not and the Senior Preferred will not be included on the Nasdaq National Market System. TGX's Common Stock is listed on the NASD's "bulletin board".

     As of March 21, 1996, there were approximately 3,989 holders of record of the Company's Common Stock, and 1,563 holders of record of the Senior Preferred. The following table sets forth bid prices reported by the National Quotations Bureau, Inc., for the Company's Common Stock. Trading of the Company's Common Stock is very sporadic. There is no market for the Senior Preferred Stock. All quotations represent bid prices between dealers without retail markup or markdown or commission and do not reflect actual transactions.


Quarter Ended    High    Low
---------------  -----  ------
1995:
-----
March 31         $ .03   $.001

June 30           .005    .005

September 30       .01     .01

December 31        .01    .002


1994:
-----

March 31          .001    .001

June 30           .001    .001

September 30      .001    .001

December 31        .01    .001


1993:
-----

March 31         $.001   $.001

June 30           .001    .001

September 30      .001    .001

December 31       .001    .001


     Holders of Senior Preferred have a dividend and liquidation preference over holders of other classes of Preferred Stock or the Common Stockholders. As of December 31, 1995, the redemption value and accrued dividends related to the Senior Preferred were $88,514,000 and $40,421,000, respectively. The Senior Preferred dividends must be paid in full prior to paying any dividends for the Common Stock. Under a liquidation scenario, after secured debt and other liabilities have been paid or provided for, the Senior Preferred redemption value of $88,514,000 plus any accrued dividends must be paid in full before any liquidating distributions are made to the holders of other Preferred or Common Stock.

     The Company has not paid, and does not anticipate paying, any cash dividends to its Preferred or Common Stockholders. The Company is prohibited from paying dividends on its

Common Stock at any time that it is in arrears in paying dividends on any class of its preferred stock. The Company is currently in arrears in making such payments. For information concerning the rights of Preferred and Common Stockholders regarding dividends see "Item 1. Business - Terms of Preferred and Common Stock".

     On March 21, 1996, the closing bid and asked price per share of the Common Stock, as reported by the National Quotations Bureau, Inc., was $.001. Trading of the Company's Common Stock is very sporadic.

     The Senior Preferred has not been traded, and therefore, the Company cannot determine the market value, if any, therefor.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the related notes thereto appearing elsewhere herein.


                                              Reorganized Company /(1)/
                                             ---------------------------


  (Thousands except per share data)            Year Ended December 31,
                                     -----------------------------------------
                                         1995 /(2)/    1994/ (2)/     1993
                                        ------------  ------------  ---------
RESULTS OF OPERATIONS:                          (Restated)
From oil and natural gas operations:
 Revenues                               $     4,597   $     6,498   $ 10,997
 Gross profit                                 1,706         2,030      5,795
 Net loss applicable to common stock        (17,693)      (15,476)   (26,951)
 Per common share                             (0.71)        (0.61)     (1.06)
 Average common shares outstanding           25,105        25,314     25,314
 Capital expenditures                         1,128            27        394


FINANCIAL POSITION AT END OF PERIOD
 Working capital (deficit)              $    (1,771)  $    (1,319)  $ (9,209)
 Property and equipment, net                  7,411         7,257      9,404
 Total assets                                 9,791        10,676     30,065
 Long-term debt                               5,835         6,020         --
 Redeemable Senior Preferred Stock           61,737        44,602     30,013
 Stockholders' equity (deficit)             (61,134)      (43,711)   (28,505)


COMMON STOCK:
 Shares outstanding at end of period         24,956        25,314     25,314
 Cash dividends paid                             --            --         --

-----------------------------------------

(1) As used herein, "Reorganized Company" means the operations of the Company subsequent to October 2, 1992, the effective date of the order regarding substantial consummation of the Plan. The effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards promulgated under SOP 90-7. See "Item 1. The Company - Fresh Start Reporting" and Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2) Period results restated as discussed in Note 15 of the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As a result of the Reorganization Proceeding, which was substantially consummated on October 2, 1992, the Company is required to present its financial statements pursuant to fresh start reporting standards, and accordingly, the financial statements of the Reorganized Company are not comparable to the financial statements of the Predecessor Company. However, in the case of the statement of operations, the Company believes that comments comparing calendar years are appropriate in order to provide a more meaningful understanding of the Company's operations.

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

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns effecting the drilling of oil and natural gas wells, the possibility of a corporate restructuring, the ongoing costs and results of litigation concerning NFG, as well as general market conditions, competition and pricing. Please refer to the Company's Securities and Exchange Commission filings, copies of which are available from the Com pany without charge, for further information.

     Amounts in this discussion and analysis have been restated as disclosed in
Note 15 of the Notes to Consolidated Financial Statements.

                             RESULTS OF OPERATIONS
                             ---------------------

     A comparison of significant operating income components for 1995 as compared to 1994 is (amounts in thousands):


                                                     1995      1994     Change
                                                   --------  --------  --------

Oil and natural gas revenues                       $ 3,611   $ 4,802      (25%)
Gas gathering and equity in  treating revenues         694       727       (4%)
Gain on property sales, net, and other revenues        292       969      (70%)
Operating and exploration expenses                  (1,974)   (3,188)     (38%)
Depletion,  depreciation and amortization             (973)   (1,414)     (31%)
General and administrative expenses                 (1,476)   (2,239)     (34%)
                                                   -------   -------
Operating income (loss)                            $   174   $  (343)    (151%)
                                                   =======   =======     =====

     Operating results for 1995 and 1994 were significantly impacted by management's continuing efforts regarding cost reductions and revenue collection accelerations. As a result, operating income (loss) for 1995 and 1994 benefitted from collection of previously allowed for receivables of $425,000 and $751,000, respectively, and gas balancing revenues, net of operating expenses and production taxes, of $213,000 and $634,000, respectively. Operating results for

1995 also included a pre-petition franchise tax settlement benefit, including interest, of $251,000. Excluding receivable recoupments, gas balancing net revenues and tax settlement benefit, operating results for 1995 and 1994 would have been losses of $715,000 and $1,728,000, respectively.

Revenues
--------

     Consolidated revenues for 1995 declined by 29% or $1,901,000 to $4,597,000 as compared to $6,498,000 for 1994. The decrease in consolidated revenues was primarily the result of lower gas revenues and a decrease in gains on property sales and other revenues. Oil and natural gas sale revenues for 1995 decreased by $1,191,000 due to a decline in gas sales of $1,332,000, which was partially offset by an increase in oil sales of $141,000. Property sales and other revenues declined by $677,000.

     The natural gas sales revenue decline of $1,332,000 is primarily the result of lower sales volumes due to an anticipated decline in gas balancing collections and a significant decline in the sales price received per Mcf. Natural gas sales volume for 1995, including volumes associated with gas balancing, declined by 24%, resulting in lower revenues of $930,000. Of the volume decrease in gas revenues, 68% or $589,000 was directly the result of lower gas balancing revenue collections. 1995 and 1994 natural gas sales include gas balancing revenues of $220,000 and $809,000, respectively, representing production volumes, net to the Company, of 220,000 and 590,000 Mcf. The Company records gas balancing revenues on the net sales method as opposed to the entitlement method and thus revenues are recorded when received or operations merit accrual. The decrease in 1995 gas balancing revenues and volumes was anticipated due to the Company's collection efforts, which primarily commenced in 1994, being now significantly completed. The decline in gas sales volumes for 1995 was further impacted by the recognition of a lower interest in one well in Arkansas resulting from conveyance of an interest due to litigation settlement and volumetric gas balancing regarding a Company operated well in Louisiana. The lower well interest and Louisiana balancing settlement decreased 1995 sales volumes by approximately 175,000 Mcf. Excluding gas balancing volumes and impact of the lower interest in the Arkansas well, gas sales volumes for 1995 were relatively flat to 1994. For 1995, the natural gas price received, including gas balancing collections, averaged $1.49 per Mcf as compared to 1994's average of $1.72 per Mcf. The 13% decline in Mcf price received resulted in a decrease in 1995 revenues of $402,000. Excluding gas balancing collection revenues, the average price received per Mcf for 1995 and 1994 was $1.56 and $1.85, respectively.

     The revenue decline resulting from natural gas was partially offset by higher oil revenues of $141,000. The average oil price for 1995 was $17.20 as compared to $15.24 for 1994, a 13% increase. The increase in oil price resulted in $123,000 of additional 1995 oil revenues while a 2% increase in oil sales volumes contributed $18,000 of additional revenues.

A summary of oil and natural gas sale volumes and revenues for the respective years is:

            Summary of Oil Volumes and Revenues

--------------------------------------------------------------------
                                   1995     1994  Change
--------------------------------------------------------------------

Oil revenues (in thousands)     $ 1,081  $   940      15%

Oil sales volume (barrels)       62,900   61,700       2%

Oil average price per barrel    $ 17.19  $ 15.24      13%
--------------------------------------------------------------------

         Summary of Natural Gas Volumes and Revenues
--------------------------------------------------------------------
                                             1995    1994   Change
--------------------------------------------------------------------

Natural gas revenues (in thousands)        $2,530  $3,862     (34%)

Natural gas sales volume (Bcf)              1.701   2.241     (24%)

Natural gas average sales price per Mcf    $ 1.49  $ 1.72     (13%)
--------------------------------------------------------------------


     On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas for 1995 represented 82% of the Company's oil and natural gas sales volumes and 70% of total oil and natural gas revenues. Based on the January 1, 1996 independent reserve report, gas production will continue to be the dominant production product and will represent approximately 80% of the Company's future oil and natural gas production volumes on an equivalent unit basis.

     Natural gas gathering and treating revenues decreased by 4% or $33,000 to $694,000 in 1995 as compared to $727,000 in 1994. This decrease is primarily attributable to continued field production declines.

     During 1994, the Company sold both nonstrategic producing wells and undeveloped acreage for a total of $2,174,000, resulting in a net gain of $766,000. This compares to 1995's sale of nonstrategic producing wells and other assets for $168,000, resulting in a net gain of $68,000. The producing wells sold in 1994, for $1,424,000, represented the Company's interest in certain partnerships, sold primarily effective February 1, 1994, and yielded the entire 1994 gain of $766,000. The Company in 1994 also sold nonstrategic undeveloped acreage in the New York area for $750,000 which represented net book value. The 1994 sales were the result of the Company's continuing effort to liquidate various private and public partnerships for which it was managing general partner and nonstrategic assets. With the liquidation of the remaining eight public partnerships in 1995, such partnership liquidation effort is deemed completed, but the Company will continue to evaluate the merit of sales of nonstrategic and marginally profitable assets.

     Other net revenues increased by 10% or $21,000 to $224,000 in 1995 as compared to $203,000 in 1994. Other revenues for 1995 consisted of interest income of $163,000 related to a pre-petition franchise tax settlement with the remaining balance being comprised primarily of bankruptcy preference claim settlements. Other revenues for 1994 consisted of interest income of $22,000 with the remaining balance representing various one-time suspense and bankruptcy preference claim settlements. No additional settlements regarding preference claims are anticipated in 1996.

Costs and Expenses
------------------

     Consolidated costs and expenses decreased by $2,998,000 or 37% to $5,030,000 for 1995 as compared to $8,028,000 for 1994. This decrease was due to declines in all expense categories, with significant decreases in operating and exploration costs and general and administrative and interest expenses.

     Operating expenses for 1995 decreased $867,000 or 31% to $1,905,000 as compared to $2,772,000 for 1994. Included in operating expenses for 1995 and 1994 is $141,000, respectively, of production taxes and $274,000 and $167,000, respectively, of workover costs. Workover costs represent discretionary non-recurring well production activities that are implemented to enhance or increase production. A significant portion of these costs are related to the Company's major field in Arkansas and resulted in increases in production. Additional workovers are scheduled for 1996. Operating expenses in 1994 included $174,000 of transportation costs related to a portion of the $809,000 of gas balancing revenues recorded during the year and the reclassification of approximately $260,000 of general and umbrella liability insurance costs to operating expenses. Normal operating costs on an equivalent Mcf basis, after excluding production taxes, workover costs and 1994 gas balancing transportation and insurance adjustments, are $0.69 and $0.78 for 1995 and 1994, respectively.

     Pursuant to successful efforts reporting, unsuccessful exploration costs are expensed as opposed to capitalized. For 1995 such costs represented activity on three gross wells at a net cost to the Company of $69,000. Exploration costs for 1994 of $416,000 related primarily to the unsuccessful attempts regarding the Starkey No. 1 located in Comite Field, East Baton Rouge Parish.

     Depreciation, depletion and amortization ("DD&A") decreased by $441,000 or 31% due to lower sales volumes and a lower DD&A rate per equivalent Mcf sold. During 1994, management determined that as a result of the Company's improving financial condition, including expected cash flow for 1995 and beyond and its borrowing capacity, that it could fund development of its oil and gas reserves which had previously not been classified as proved undeveloped. Accordingly, in 1994 the Company treated these reserves as proved undeveloped for purposes of accounting estimates and financial statement disclosure. As a result of utilizing total proved reserves in the DD&A calculation, depletion, depreciation and amortization for 1995 and 1994 was reduced by $708,000 and $847,000, respectively. The weighted average DD&A rate for 1995, on an equivalent Mcf basis, was $.48 as compared to 1994's rate of $.50.

     General and administrative expenses in 1995 decreased $763,000 or 34% to $1,476,000 from $2,239,000 in 1994. This decrease was primarily the result of lower franchise taxes and staff and related costs and non-deferrable legal costs related to the 1994 debt restructuring with BMO. Cost declines in these area were partially offset by lower net partnership expense reimbursements and unusually high 1994 receivable allowance recoupments.

     The decline in franchise taxes was primarily due to the 1995 settlement of a pre-petition franchise tax claim resulting in reduction of previously accrued costs of approximately $166,000. The Company also realized general and administrative savings in the area of staff costs due to staff reductions related to property sales and outsourcing of certain accounting and administrative functions. Net staff cost savings, after adjusting for outsourcing expenses, for 1995 totaled approximately $358,000. Lower expenses of approximately $208,000 were also realized in 1995 in the area of professional fees.

     The Company, in 1995, received as a settlement of litigation a combination of cash and properties totaling approximately $425,000. The $325,000 of cash and $100,000 of estimated fair market value of properties was deemed a recoupment of previously allowed for receivables and thus was credited against general and administrative expenses. In 1994, as a result of the liquidation of various partnerships for which the Company was managing general partner, the Company collected certain note and receivable amounts which had been fully allowed for as doubtful accounts in prior years. As a result of the partnership property sales and other collection efforts, the Company recorded approximately $751,000 of net accounts receivable recoveries in 1994. As a result of these major one-time collections, 1994 general and administrative costs reflects a benefit, in excess of 1995 recoupments, of $291,000.

     General and administrative expense reductions for 1995 were partially offset by a decrease in managed partnership reimbursements. Partnership expense reimbursements for 1995 and 1994 totaled $424,000 and $684,000, respectively, with corresponding Company proportionate partnership expense of $25,000 and $144,000, respectively. The net decrease in partnership reimbursements of $141,000 was the result of the planned liquidation of all managed partnerships which was completed in late 1995.

     In July 1994, the Company restructured its remaining debt of $4,652,000 with BMO whereby BMO converted the remaining indebtedness to a non-recourse note secured only by the NFG Litigation proceeds, if any, received therefrom. The legal costs of $492,000 associated with this restructuring were deemed non-deferrable and expensed in 1994.

     General and administrative costs, excluding partnership reimbursement declines due to liquidation of such, receivable recoupments and franchise tax settlement gains, actually declined during 1995 by approximately $572,000.

     Interest expense decreased $580,000 or 49% in 1995 to $607,000 from $1,187,000 in 1994. This decrease is primarily attributable to lower average debt outstanding and lower interest rates. During 1995, maximum bank borrowings outstanding, excluding BMOF debt, were $1,150,000 resulting in a year end balance of $500,000. During 1994, BMO borrowings outstanding peaked at $19,499,000 resulting in a year end balance of $5,335,000. As a result of the debt restructuring on July 13, 1994, the Company's per annum interest rate was reduced from a high of 13% in 1994 to a floating bank rate plus two percent which resulted in a weighted average rate of approximately 10.7% for 1995 while the rate on the BMOF non-recourse note was 10%. Also, included in 1995 and 1994 interest expense is $36,000 and $15,000, respectively, of amortization of credit facility establishment costs. These credit facility establishment fees are being amortized over the initial term of the facility.

     Debt forgiveness for 1995 and 1994 resulted in the recognition of an extraordinary gain of $93,000 and $831,000, respectively. The 1995 and 1994 gains were derived from Administrative Note settlements and claim forfeitures. (See "Administrative Claims").

FINANCIAL CONDITION
-------------------

     In 1995, the Company's total capital expenditures were $1,128,000. Capitalized costs for 1995 consisted of proved property acquisition cost of $771,000, drilling cost of $303,000 and other miscellaneous asset cost of $54,000. The Company also incurred workover and dry-hole exploration costs of $274,000 and $69,000, respectively.

     At December 31, 1995, the Company's working capital deficit was $1,771,000 which included $518,000 related to various pre-petition obligations. The current deficit represents an increase in deficit of $452,000 from the prior year. Based on current borrowing availability and projected 1996 activity, capital resources are deemed sufficient for current operating needs.

     The July 13, 1994 debt restructuring with BMO and establishment of a new line of credit with Bank One significantly improved the Company's liquidity while curing the BMO events of default. The Bank One credit facility's borrowings outstanding as of December 31, 1995 totaled $500,000 with a borrowing base of $2,500,000. The borrowing base is reduced monthly by $50,000. Due to the excess of borrowing base over year end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt are reflected. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The Bank One credit facility is secured by substantially all of the Company's assets and incudes financial and default covenants standard in the industry. Pursuant to the terms of the Bank One credit agreement, the Company is required to maintain certain financial ratios including a current ratio of 1 to 1 after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company at December 31, 1995 was in compliance with the current ratio and other financial ratios and covenants of the credit facility. Though the Company has complied with all covenant requirements to date, there can be no assurance that it will be able to continue such compliance or that its borrowing base may not be significantly reduced during future redeterminations which could result in required principal reductions during 1996. The Bank One credit facility was initially repayable over 36 months and all borrowings outstanding are due on July 13, 1997. The Company also had $5,335,000, including paid in kind interest of $683,000, of BMOF nonrecourse debt, which is secured only by NFG Litigation proceeds, if any, received therefrom, outstanding at December 31, 1995.

     The Series A Redeemable Senior Preferred Stock ("Senior Preferred") has a liquidation preference value of $10 per share and is redeemable in whole or in part at the option of the Company at any time at a price per share equal to the liquidation preference amount per share plus all accrued and unpaid dividends to the date of redemption. Subject to Delaware law, the Company must redeem all outstanding shares of the Senior Preferred on or before January 21, 2002. The Senior Preferred is entitled to receive cumulative, compounded 10% annual dividends payable quarterly. Payment of the dividends on the Senior Preferred is mandatory if sufficient surplus funds (after reasonable reserves for capital budget items and working capital reserves for capital budget items and working capital reserves) are legally available for such purpose. Until the Senior Preferred is fully redeemed, the Junior and Old Preferred Stock receive dividends payable in additional shares of Junior or Old Preferred Stock. For financial reporting purposes, the Senior Preferred has both debt and equity characteristics and accordingly, it is not classified as a component of stockholders' equity. At December 31, 1995, the Senior Preferred redemption value plus accrued dividends for the Senior Preferred were $88,514,000 and $40,421,000, respectively. These amounts plus any additional accrued dividends must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

     At December 31, 1995, the Stockholders' deficit was $61,134,000. Due to the dividend requirements for the Senior, Junior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, under the current capital structure, it is probable that the Company's stockholders' equity will remain a deficit for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For 1995, the Company's cash provided by operating activities was $1,554,000 and included benefits derived from receivable allowance recoupment of $425,000, state tax settlements, including interest, of $251,000 and a decrease in prior year federal tax accrual of $163,000. Included in cash provided by operating activities is cash received of $588,000 from the Company's 35% equity investment in the Comite Field Plant Venture.

     The July 13, 1994 debt restructuring with BMO and establishment of a new line of credit with Bank One significantly improved the Company's liquidity while curing the BMO Events of Default. At the December 31, 1995, the borrowing base under the credit facility was $2,500,000, and the Company had borrowings outstanding of $500,000 and letter of credit commitments of $25,000. Based on the borrowing base and borrowings and commitments, the Company at year end had availability under the facility of $1,975,000. Amounts borrowed under the line of credit are due July 13, 1997. The December 31, 1995 BMOF debt of $5,335,000, including interest of $683,000, represented a non-recourse note, secured only by proceeds, if any, which might be received from the NFG Litigation.

     Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is substantially under-produced and is conducting negotiations to recoup or otherwise settle its net under-produced status. The Company received approximately $213,000, net of expenses, as a result of such negotiations during 1995. The Company can give no assurance as to its ability to recoup or otherwise settle any additional net under-produced wells in the immediate future. Any balancing recoupments or settlements, which will typically be over a period of time, are not anticipated to be material to operating results.

     In addition to the on-going oil and gas production operations, a key factor in the Company's future will be the final resolution of the litigation with NFG. While the Company has attempted to commence settlement negotiations with NFG, to date no meaningful discussions have taken place. If a settlement cannot be reached, the Company intends to prosecute this litigation with every reasonable resource available to it. The outcome of the NFG Litigation, which may be many years away if a settlement cannot be reached, could materially affect the Company's future. Pursuant to an amended agreement, TGX and BMOF will share equally any NFG Litigation proceeds up to $8 million. BMOF shall then receive 100% of any proceeds in excess of $8 million until the total received by BMOF equals the New BMOF Loans of $4,652,000, plus any accrued interest. Thereafter, the Company will receive proceeds until the total it has received equals the amount received by BMOF. Any additional NFG Litigation proceeds will be shared equally by TGX and BMOF. A New York Federal Court held under an order which appears to set the NFG contract price. Based on the Company's calculation, the gross difference between the price actually paid by NFG and the price required by the New York Federal Court's order (assuming a contract price of $4.41 per Mcf for winter and $4.01 for summer) is approximately $25,410,000 as of December 31, 1995, including statutory interest. (See Note 14 of the Notes to Consolidated Financial Statements.)

     The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. The current cash balance, projected cash flows from existing properties and borrowings available under the Company's current line of credit and expected future credit facility increases are considered adequate to fund future capital growth plans. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term oper ation and liquidity requirements.

     During 1996, the Company will continue to review its investment opportunities, consistent with its available capital, to determine if asset enhancement can be best obtained through either development of existing proved developed non-producing reserves, drilling and/or acquisition.

INFLATION AND CHANGES IN PRICES
-------------------------------

     The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices which have been unstable. For management purposes, the Company assumes that oil and natural gas prices will escalate at 5% per annum and that costs and expenses will escalate at 4% per annum. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Such costs have also been on a general downward trend since the early 1980's due primarily to the industry-wide decrease in drilling activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of December 31, 1995 and 1994 and for the years then ended and the report of Price Waterhouse LLP, independent accountants, follow.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------


To the Board of Directors
and Stockholders of TGX Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and of cash flows present fairly, in all material respects, the financial position of TGX Corporation and its subsidiaries (the Company) at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 15, the Company has restated its 1995 and 1994 financial statements to account for the Bank of Montreal ("BMO") debt conversion as a troubled debt restructuring. The BMO debt conversion was originally accounted for as an extinguishment of debt.

     Our original report on the accompanying consolidated financial statements included an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. As a result of the proceeds received from a litigation settlement and the effect of the settlement on ongoing business operations as discussed in Note 14, substantial doubt about the Company's ability to continue as a going concern has been alleviated.



PRICE WATERHOUSE LLP

Houston, Texas
March 28, 1996, except as to
Note 14 which is as of April 22, 1996
and Note 15 which is as of
January 3, 1997.

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------
                                                                                 (Restated - Note 15)
                                                                                       December 31,
               (Thousands of dollars,  except for share data)                      1995        1994
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $    384    $    676
 Accounts receivable, net of allowance for doubtful accounts
  of $320 and $373, respectively                                                   1,141       1,206
 Accounts receivable from affiliates - Note 10                                         6         504
 Other current assets                                                                 51          60
-------------------------------------------------------------------------------------------------------
 Total current assets                                                              1,582       2,446
-------------------------------------------------------------------------------------------------------
Property and equipment:
 Oil and natural gas properties                                                   11,340      10,407
 Other property and equipment                                                        203         157
 Accumulated depletion, depreciation and amortization                             (4,132)     (3,307)
-------------------------------------------------------------------------------------------------------
 Property and equipment, net                                                       7,411       7,257
-------------------------------------------------------------------------------------------------------
Investment in Comite Field Plant Venture - Note 5                                    739         878
Other assets                                                                          59          95
-------------------------------------------------------------------------------------------------------
 Total other assets                                                                  798         973
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $  9,791    $ 10,676
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities - Note 6                              $  3,353    $  3,352
 Accounts payable to affiliates                                                       --         242
 Notes payable                                                                        --         171
-------------------------------------------------------------------------------------------------------
 Total current liabilities                                                         3,353       3,765
-------------------------------------------------------------------------------------------------------
Long-term  debt - Note 3                                                           5,835       6,020
-------------------------------------------------------------------------------------------------------
 Total liabilities                                                                 9,188       9,785
-------------------------------------------------------------------------------------------------------

Commitments and contingencies - Note 4

Redeemable Senior Preferred Stock,  8,851,360
 issued; redemption value $88,514 (1995) and $87,295 (1994) - Note 7              61,737      44,602
-------------------------------------------------------------------------------------------------------
Stockholder's deficit:  - Note 8
 9% Cumulative Convertible Preferred Stock,  300,000 shares
 issued plus 158,000 (1995) and 131,000 (1994) shares to be issued for
  dividends                                                                          458         431

 Common stock,  28,976,791 shares issued;  24,956,033 (1995) and
  25,313,533 (1994) shares outstanding                                               290         290

 Additional paid-in capital                                                        1,422       1,179

 Accumulated deficit                                                             (63,304)    (45,611)
-------------------------------------------------------------------------------------------------------
 Total stockholders' deficit                                                     (61,134)    (43,711)
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  9,791    $ 10,676
=======================================================================================================



          See accompanying notes to consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

                                                       (Restated - Note 15)
                                                            Year Ended
                                                           December 31,
 (Thousands of dollars,  except for per share data)      1995        1994
---------------------------------------------------------------------------
REVENUES
Oil and natural gas sales                              $  3,611    $  4,802
Natural gas gathering                                       245         309
Equity earnings in Comite Field Plant Venture               449         418
Gain on property sales                                       68         766
Other, net                                                  224         203
---------------------------------------------------------------------------
                                                          4,597       6,498
---------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                        1,905       2,772
Depletion, depreciation and amortization                    973       1,414
Exploration costs                                            69         416
General and administrative expenses                       1,476       2,239
Interest                                                    607       1,187
---------------------------------------------------------------------------
                                                          5,030       8,028
---------------------------------------------------------------------------
LOSS BEFORE  INCOME TAXES AND
 EXTRAORDINARY GAIN                                        (433)     (1,530)
Income tax expense  - Note 9                                 --          17
---------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY GAIN
                                                           (433)     (1,547)
Extraordinary gain - Note 3                                  93         831
---------------------------------------------------------------------------
NET LOSS                                                   (340)       (716)
Preferred stock dividends                               (12,308)    (10,780)
Accretion of Senior Preferred redemption value           (5,045)     (3,980)
---------------------------------------------------------------------------
NET LOSS APPLICABLE TO  COMMON STOCK                   $(17,693)   $(15,476)
===========================================================================
PER SHARE OF COMMON STOCK AMOUNTS:
 Before extraordinary gain                               $(0.71)     $(0.64)
 Extraordinary gain                                           -        0.03
---------------------------------------------------------------------------
NET LOSS                                                 $(0.71)     $(0.61)
===========================================================================
AVERAGE COMMON SHARES OUTSTANDING                        25,105      25,314
===========================================================================



          See accompanying notes to consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                                      (Restated - Note 15)
                                                                           Year Ended
                                                                          December 31,
                       (Thousands of dollars)                           1995        1994
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                               $  (340)   $   (716)
 Adjustments to reconcile net loss to cash provided by operating activities:
  Depletion,  depreciation and amortization                                 973       1,414
  Amortization of debt transaction costs and stock compensation              79         114
  Distributions in excess of equity earnings                                139         106
  Non-cash recovery of affiliate receivable                                   -        (381)
  Recovery of accounts receivable loss provisions                             -         751
  Interest to be paid through issuance of additional notes                  465         218
  Extraordinary gain                                                        (93)       (831)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                           65         492
   Decrease in accounts due from/to affiliates, net                         256          40
   Decrease in other current assets                                           9      15,216
   Decrease in accounts payable and accrued expenses                          1      (4,204)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 1,554      12,219
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                                    (1,128)        (27)
 Proceeds from disposal of assets                                            68       1,406
 Increase in other assets                                                    --        (146)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      (1,060)      1,233
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Principal payments of long-term debt and notes payable                  (1,601)    (16,301)
 Advances pursuant to revolving credit facility                             850       1,975
 Debt transaction costs and other                                           (35)        230
 Decrease in affiliate accounts receivable                                   --         100
---------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (786)    (13,996)
---------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  (292)       (544)
Cash and cash equivalents at beginning of period                            676       1,220
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $   384    $    676
=============================================================================================

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
 Properties acquired through foreclosure on
 affiliated partnerships                                                $    --    $    381
 Forgiveness of bank debt and other notes payable                       $    93    $    831
 Interest to be paid through issuance of additional notes               $   465    $    218




          See accompanying notes to consolidated financial statements

TGX Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995 and 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Reorganization Proceeding
--------------------------------------

   TGX Corporation ("TGX") (collectively with its subsidiaries, the "Company"), is a domestic independent energy company engaged in the production of oil and natural gas. The Company is also engaged in intrastate natural gas gathering and treating.

   As discussed in Note 2, on February 22, 1990, TGX filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code. TGX's then wholly owned subsidiaries, LEDCO, TGX Finance Corporation, Diablo Farms, Inc., and Templeton Energy Income Corporation, did not file petitions for reorganization under the Bankruptcy Code nor did any of the limited or general partnerships for which TGX served as general partner. On January 7, 1992, the Bankruptcy Court confirmed an Amended Plan of Reorganization (the "Plan") for TGX and on October 2, 1992 an order of substantial consummation regarding the Plan became final and nonappealable. Accordingly, the Company implemented fresh start reporting as of October 2, 1992.

   The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. See Note 14 below.

Principles of Consolidation
---------------------------

   The accompanying consolidated financial statements include the accounts of TGX and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its investments in limited and general partnerships under the proportionate consolidation method. Under this method, the Company's financial statements include its pro-rata share of assets, liabilities, revenues, and expenses of the limited and general partnerships in which it owns beneficial interests. At year end 1995, all Company sponsored partnerships had been liquidated. The Company's 35% investment in a natural gas treating plant is accounted for using the equity method.

Oil and Natural Gas Properties
------------------------------

   In conjunction with the implementation of fresh start reporting, as described in Note 2, the Company also implemented the successful efforts method of accounting for oil and natural gas operations. Under the successful efforts method, capitalized costs relating to proved properties are amortized using the unit-of-production method based on estimated proved reserves. In 1994, management determined that as a result of the Company's improving financial condition, including expected cash flow for 1995 and beyond, it could fund development of its oil and gas reserves which had previously not been classified as proved undeveloped. Accordingly, in 1994 the Company treated these reserves as proved undeveloped for purposes of accounting estimates and financial statement disclosure. As a result of utilizing total proved reserves in the calculation, depletion, depreciation and amortization for 1995 and 1994 was reduced by $708,000 and $847,000, respectively. The cost of unsuccessful exploration wells is charged to operations. If an assessment indicates that an unproved property has been impaired, a loss is recognized by providing a valuation allowance. Net capitalized costs in excess of future net revenues, adjusted for tax effects, are charged to operations in the year during which such excess occurs. Generally, a gain or loss is recognized on the disposition of a property. The Company purchased certain producing properties for $771,000 in 1995 with primarily an effective date of December 1, 1995. This acquisition has been accounted for on a purchase basis and all post effective date revenues and expenses for such acquisition were included in 1995 results. Had the properties purchased been recorded at the beginning of the reported periods, the impact on operating results would not have been material.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." The Company adopted SFAS No. 121 in the fourth quarter of 1995. Under the provisions of the new statement, if the net book value of an individual asset is greater than its undiscounted future net cash flows, then the excess of the net book value over the fair value is recognized as an impairment of the asset. The adoption of SFAS No. 121 had no effect on the Company's 1995 financial statements.

Other Property and Equipment
----------------------------

   Depreciation of other property and equipment is provided on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 25 years.

Revenue Recognition
-------------------

   Revenue from the sale of crude oil is recognized upon the passage of title, net of royalties. Revenue from natural gas production is recognized using the sales method, net of royalties. Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is an under-produced status and is currently recouping or attempting to settle its net under-produced status. Any balancing recoupments or settlements, which will typically be over a period of time, are not anticipated to be material to future operating results.

Cost and Expense Reimbursements
-------------------------------

   Pursuant to the provisions of the applicable agreements, the Company reduces certain of its costs and expenses by reimbursements for certain administrative and operating costs paid or incurred in connection with the administration and operation of certain oil and natural gas properties and limited and general partnerships which are sponsored by the Company. During late 1995 all Company sponsored partnerships were liquidated.

Per Share Amounts
-----------------

   Per share amounts are determined by dividing net income or loss applicable to Common Stock by the weighted average number of common shares outstanding during the year. In 1995, and 1994 the dillutive effect, if any, of the assumed conversion of preferred stock to common stock was considered for the computation of fully diluted income or loss per common share and such assumed conversion was not material to the computation. The assumed exercise of outstanding stock options was not included in the computation of per share amounts as their effect was not dillutive.

Cash and Cash Equivalents
-------------------------

   Cash includes cash on-hand and cash in interest bearing accounts with original maturities of 90 days or less.

Accounting Estimates
--------------------

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the periods in which certain items of revenue and expense are included. Actual results may differ from such estimates.

Reclassifications
------------------

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

   Three of the large administrative claimants (the "Opposing Administrative Claimants") agreed that in full satisfaction of the balance of their administrative claims they would receive (i) a payment of $300,000 (ii) 55,000 shares of Senior Preferred and (iii) the conveyance of approximately 29,400 acres of undeveloped land in Culberson and Hudspeth Counties, Texas. In satisfaction of their unpaid administrative claims, all other administrative claimants received cash and/or were entitled to receive promissory notes due December 31, 1994 which were secured by certain assets of the Company. Such notes were to be issued upon the execution of releases in favor of the Company and others. As set forth in Note 3 below administrative claimants received in the aggregate $150,000 in partial repayment of their notes prior to September 30, 1994. Commencing in October 1994, the Company re-negotiated the terms of the notes with certain administrative claimants and paid $389,000 in cash, issued 141,518 shares of Senior Preferred and also issued its non-recourse note in the amount of $90,000 payable out of proceeds from the NFG Litigation described in Note 4 below, in full satisfaction of administrative notes with an aggregate of $1,220,000 in principal and interest due at the time of renegotiation. In early 1995, administrative notes with an aggregate of $204,000 in principal and interest were settled by the payment of $111,000 and issuance of 10,000 shares of Senior Preferred.

   TGX was a party to numerous executory contracts which, pursuant to the provisions of the Bankruptcy Code, could be assumed or rejected by TGX. If an executory contract was assumed by TGX, all defaults related to the executory contract were cured (generally, paid-in-full with cash). Currently, the aggregate balance of pre-petition obligations related to assumed executory contracts is approximately $317,000 and represents undistributed net oil and gas revenues which is in a "suspended pay" status. If an executory contract was rejected by TGX, all claims related to the executory contract were satisfied pursuant to the terms of the Plan.

   As of the Effective Date of the Plan, the preferred and common stockholders selected a new Board of Directors (the "New Board") comprised of eight individuals to serve until January 1995, or until their successors were duly elected and qualified. The New Board consisted of five members selected by holders of the Senior Preferred (two of which were designees of Steinhardt, and one of which could not be an affiliate of any holder of the Senior Preferred) and two members selected by holders of the other classes of stock acting as one class. The remaining member of the New Board was required to be the chief executive officer of the Company. Subsequent to January 1995 the Company amended its by-laws to provide for a Board of five members. Currently the Board consists of three members who will serve until their successors are duly elected and qualified. When new directors are elected, the Plan provides that directors are to be elected without regard to class representation. However, holders of Senior Preferred have 95% of the voting power of the Company and a plurality of such holders can, therefore, effectively elect all Directors. In addition, to whatever number of directors is provided for in the Company's by-laws, two additional directors are to be elected solely by the Senior Preferred Stockholders until the Company has made up its dividend arrearages.

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

3. LONG-TERM DEBT AND NOTES PAYABLE

   As of December 31, 1995 and 1994, the components of long-term debt were:

-------------------------------------------------------
(In thousands)                          1995     1994
-------------------------------------------------------
Bank borrowings:

Revolving credit facility (secured)     $  500   $1,150

Non-recourse note                        5,335    4,870

Less current maturities                      -        -
-------------------------------------------------------
Long-term debt                          $5,835   $6,020
=======================================================

   On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. Pursuant to the restructuring, Bank One established a borrowing-based facility of $2,350,000 under which the Company immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. The Bank One facility bears interest at Bank One's stated rate plus two percent and for 1995 the actual interest rate including the two percent, ranged from 10.5% to 11%. The Bank One facility is secured by substantially all of the Company's oil and gas properties. The Bank One facility at December 31, 1995 had a borrowing base of $2,500,000 and is redetermined every six months or at Bank One's discretion. Under the current facility, the borrowing base is reduced through monthly reductions of $50,000 and the loan matures on July 13, 1997. Due to the excess of borrowing base over year end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt are reflected. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio, after excluding certain liabilities and other adjustments as allowed under the facility, of 1 to 1 and a tangible net worth, including Senior Preferred stock, of a minimum of $5,000,000, and other financial ratios.

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

   In January 1994, in conjunction with the Company's sale of certain assets to Belden & Blake Corporation ("BBC"), the Company made a debt service payment of approximately $14.3 million to BMO. As set forth above, in July 1994, in connection with the series of agreements entered into between the Company and Bank One, the Company paid approximately $1,452,000 to BMO and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of its outstanding indebtedness to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO has assigned its rights to the loan, security, and the Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). As of December 31, 1994, total accrued interest pursuant to the BMOF note was $218,000, payable through the issuance of additional notes, resulting in a total year-end BMOF debt of $4,870,000. On December 31, 1995, the Company and BMOF executed the first amendment to the credit agreement. Pursuant to the amended agreement, TGX and BMOF will share equally any NFG Litigation proceeds up to $8 million. BMOF shall receive 100% of any proceeds in excess of $8 million until the total received by BMOF equals the BMOF Principal plus any accrued interest. Thereafter, TGX will receive all funds until the proceeds it has recovered equals the proceeds received by BMOF. Any additional NFG Litigation proceeds available shall be shared equally by TGX and BMOF. If NFG Litigation proceeds are insufficient to repay the BMOF loan, plus applicable interest, the Company will have no further obligation for such repayment. The BMOF note matures on December 31, 1997, subject to each party having the right to extend the maturity date and bears interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elects to extend the maturity date of such loan, no cash payment for such interest is required; instead, the Company will pay interest in kind through the issuance of additional notes to BMOF. As of December 31, 1995, total accrued interest pursuant to the BMOF note was $683,000, payable through the issuance of additional notes, resulting in total year-end BMOF debt of $5,335,000. Due to the complexities of the NFG Litigation and the significant uncertainties therewith, the ultimate amount of NFG Litigation proceeds cannot be reasonably estimated. (See Note 14 below.)

   During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes, perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, were to be applied toward the balances due. During late 1994 and early 1995, the Company negotiated settlement with substantially all of the Administrative Note holders. As a result of negotiated settlements and forfeitures, Administrative Notes and Administrative Claims totaling approximately $1,126,000 in principal and $253,000 in accrued interest were renegotiated or forfeited with the Company making cash payments in the aggregate of $455,000, issuing 151,518 shares of Senior Preferred Stock and further issuing its non-recourse note in the aggregate amount of $90,000 payable out of proceeds received by the Company from the NFG Litigation, if any, and all such notes and claims were deemed settled as of year end 1995. The Company reflected an extraordinary net gain in 1995 and 1994 of $93,000 and $831,000, respectively, in conjunction with these settlements.

   Cash paid for interest during 1995 and 1994 totaled approximately $64,000 and $3,364,000, respectively.

4.  COMMITMENTS AND CONTINGENCIES

NFG Litigation
--------------

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

   On remand from the Second Circuit, in January 1993, the District Court granted TGX's motion for partial summary judgment regarding the price to be paid under the NFG Contract. Based on the District Court's order, TGX has concluded that from December 1983, until at least January 1, 1993, the date price controls under the NGPA were terminated, the price under the NFG Contract is equal to the lower of (i) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the NGPA, subject to the escalations provided by the NGPA, or (ii) the December 1983 permitted price under the NFG Contract of approximately $4.41 per Mcf. The District Court's decision might be interpreted such that the December 1983 permitted contract price would be $4.41 per Mcf during the winter months and $4.01 per Mcf during the summer months. The District Court did not address the impact, if any, of the termination of the NGPA.

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

   In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the NFG Contract. Pursuant to this request, the PSC ordered that a proceeding take place. After the submission of substantial evidence and briefs, the Administrative Law Judge

("ALJ") assigned by the PSC to hear this matter determined in a Recommended Decision issued in November, 1994 that the PSC should find that from December 20, 1983 through November, 1992 (the period of time at issue in the proceeding), the maximum contract price that would be just and reasonable within the meaning of the Public Service Law was $3.714 per Mcf of gas, which represents the weighted average of the two applicable NGPA categorized maximum prices for December 1983.

   The ALJ's Recommended Decision along with briefs of the parties were submitted to the PSC for its review. Despite the fact that the PSC had ordered the proceeding at NFG's request, in Opinion No. 95-5, issued in May, 1995 (the "PSC's 1995 Decision"], the PSC decided that the matter was not ripe for its review because, in its view, there was currently no contract price in the NFG Contract for the PSC to review. The PSC declined to endorse the $3.714 price in the ALJ's Recommended Decision or any other price. The PSC determined that NFG's requested hearing and the dealings after 1983 between NFG and TGX did not constitute the type of filing appropriate for PSC review. The PSC stated that it would not determine whether a price to be paid under the NFG Contract was appropriate until such time was such price was finally agreed to by the parties or determined by the District Court. The District Court would also determine the continued validity of the NFG Contract. The PSC left open the possibility that it might review the NFG Contract after the completion of the District Court litigation.

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

   The Magistrate Judge assigned to monitor pre-trial discovery in the District Court action has issued a scheduling order pursuant to which the parties have been engaged in costly documentary discovery into the allegations raised by the pleadings in the District Court litigation. Although the current scheduling order anticipates that discovery will be complete by September, 1996, it is not possible to predict when this litigation will come to an end given the possible appeals and collateral PSC proceedings that may take place, nor is it possible to predict the likely outcome of the litigation.

   Subsequent to the PSC's 1995 Decision, NFG in 1995 brought a special proceeding in the New York State Supreme Court, Albany County, seeking a judgment annulling, as effected by an error of law, much of the PSC's 1995 Decision. TGX intervened in this proceeding to protect its interests. This special proceeding was dismissed by NFG in January, 1996 based upon the PSC's agreement to represent that its articulated reasons for dismissing NFG's petition should be understood as constituting an exercise of the PSC's discretion under (S)204 of the State Administrative Procedure Act to decline to entertain NFG's request for a declaratory ruling.

   During its Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the NFG Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, and, in consideration of a payment of $2,940,000 (the "Payment) from NFG, TGX (i) dismissed the Turnover Proceeding without prejudice (ii) released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding, and (iii) reserved its rights regarding the assumption or rejection of certain other relatively minor gas purchase agreements with

NFG. The Payment will be credited against any additional amount which may be adjudged due TGX from NFG.

   As part of its sale of substantially all of its oil and gas properties in Ohio and New York to BBC in January 1994, TGX assigned the NFG Contract effective December 1, 1993. TGX's assignment of the NFG Contract did not include TGX's rights in its existing claims against NFG, any proceeds therefrom, and TGX's rights, claims or causes of action, even if they had not yet been asserted, that arose prior to the effective time of the assignment. (See Note 14 below.)

   As a result of the matters described herein, TGX is not in a position to determine when, if ever, a final resolution of the dispute concerning the NFG Contract will be reached or the effect on TGX's financial position and results of operation of any such resolution.


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

   On May 31, 1995, the Company entered into a Settlement Agreement among itself, Paragon Resources, Inc., J. C. Templeton, W. M. Templeton and a number of other former directors of the Company, trusts on behalf of members of the Templeton family and other entities pursuant to which all lawsuits between and among the parties were dismissed with prejudice. In consideration therefore, the Company received $325,000, an assignment of certain oil and gas leases, and receipt of past due joint operating expenses payable by certain of the defendants. The Company released lispendens against certain of the defendants' properties and conveyed to the defendants an interest in certain properties to which they were entitled. The parties to the litigation also conveyed to the Company any Common Stock or Preferred Stock which they held.

   From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

Leases
------

   As of December 31, 1995, the Company's only lease commitment was for the remaining term of its office lease for 1996 of $7,000.

Other
-----

   As of December 31, 1995, the Company had letters of credit outstanding of $25,000 under the Bank One credit facility which reduced the Company's availability under the facility. See Note 3 above.

5. INVESTMENT IN NATURAL GAS TREATING PLANT

   In conjunction with the acquisition of Amarex, Inc. in 1985, the Company acquired Amarex's 35% interest in the Comite Field Plant Venture (the "Venture"), an Oklahoma general partnership formed in April 1982 for the purpose of constructing and operating a natural gas treating plant to serve the Comite Field in East Baton Rouge Parish, Louisiana. Natural gas produced from wells operated by the Company and one other operator is transported to the plant where contaminants are extracted to satisfy pipeline specifications. In addition, the plant also provides condensate handling and saltwater disposal facilities. The Company receives cash distributions from the Venture for its share of net cash flow. In addition, the Venture charges the Company for gas treating and such charges are included in operating expenses.

   A summary of the Venture's unaudited financial position as of December 31, 1995 and 1994, and the results of its operations for the years then ended is:

===============================================================================
(In thousands)   (unaudited)                              1995        1994
-------------------------------------------------------------------------------
SUMMARY BALANCE SHEETS
Current assets                                            $  667       $  869
Net property and equipment                                 1,701        2,169
-------------------------------------------------------------------------------
                                                          $2,368       $3,038
===============================================================================
Current liabilities                                       $  155       $  380
Long-term debt                                               100          150
Partners' capital                                          2,113        2,508
-------------------------------------------------------------------------------
                                                          $2,368       $3,038
===============================================================================

SUMMARY STATEMENTS OF EARNINGS
Fees earned                                               $2,448       $2,327
Operating expenses                                         1,131        1,142
-------------------------------------------------------------------------------
Operating income                                           1,317        1,185
Other income                                                   8           11
-------------------------------------------------------------------------------
Net income                                                $1,325       $1,196
===============================================================================

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     As of December 31, 1995 and 1994, the primary components of accounts payable and accrued expenses were (in thousands):

                                                           1995         1994
-------------------------------------------------------------------------------
Accounts payable                                          $  555       $  489
Undistributed net oil and natural gas revenue              1,152        1,069
Accrued interest and fees                                      -           32
Accrued pre-petition liabilities                             518          934
Accrued operating and tax expenses                           312          252
Operation advances                                           159            -
Miscellaneous accruals                                       657          576
-------------------------------------------------------------------------------
                                                          $3,353       $3,352
===============================================================================


7. REDEEMABLE SENIOR PREFERRED STOCK

   The Company is authorized to issue 10,000,000 shares of Series A Redeemable Senior Preferred Stock ("Senior Preferred") with a par value of $1 per share. The Senior Preferred entitles its holders to receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain covenants in the Company's bank loan agreements. The Company has not paid any of the quarterly dividends required to date and based on the Company's current financial position does not expect to make any such dividend payments in the near future. The Senior Preferred have a liquidation preference of $10 per share and have priority over the liquidation preference afforded the holders of Series B Preferred Stock (the "Junior Preferred"), 9% Cumulative Convertible Preferred Stock (the "Old Preferred") and Common Stock. The Senior Preferred are scheduled to be redeemed on January 21, 2002 ("Redemption Date"). On a monthly basis, the accretion of the difference between the recorded value and the redemption amount of the Senior Preferred is reflected as a reduction of income applicable to common stockholders. Since the Senior Preferred have both debt and equity characteristics it is not classified as a component of equity. Holders of Senior Preferred have 95% of the voting rights of the Company with the remaining 5% of voting rights being allocated collectively among the holders of the Junior Preferred, Old Preferred and Common Stock.

   Pursuant to the Plan, the Company provided for a total of 8,529,246 shares to be issued to holders of certain unsecured claims on the basis of one share of Senior Preferred for every $10 of certain finally allowed or otherwise agreed upon claim. During 1992, an additional 200,000 shares were issued to an executive officer pursuant to a management agreement. In conjunction with fresh start reporting, in 1992, the Senior Preferred was recorded at a value of $11,046,000 which is $76,246,000 less than redemption value. In 1995, an additional 250,000 shares were issued to certain executive officers and 128,110 canceled in conjunction with settlement of certain pre-petition obligations, post-petition asset sale and litigation settlement. The Company recorded in 1995 and 1994 $52,000 and $99,000, respectively, of stock compensation expense related to the 1992 and 1995 management agreement and executive officer stock issuances. Stock compensation expense is amortized over the stock award forfeiture period of two years from grant date. For stock compensation expense recognition purposes the 1992 award was valued at $1.50 per share, based on an internal estimate of Company net assets as of October 2, 1992 (fresh start reporting). The 1995 awards were valued based on a reported 1995 Senior Preferred trade at $0.20 per share.

   Since December 31, 1993, the components of the number of shares of the Company's Senior Preferred and changes in associated values are as follows (in thousands):

                                                 Number               Recorded
                                                 of shares             Value
-------------------------------------------------------------------------------
Balance,  December 31,  1993                        8,729               $30,013

Accrued and unpaid dividends                            -                10,510

Accretion on redemption value and dividends             -                 3,980

Amortization of compensation shares pursuant to
 management agreement                                   -                    99
-------------------------------------------------------------------------------
Balance,  December 31,  1994                        8,729                44,602

Accrued and unpaid dividends                            -                12,038

Accretion on redemption value and dividends             -                 5,045

Amortization of compensation shares pursuant to
 management agreement                                   -                    35

Shares issued pursuant to management
  option agreements                                   250                    17

Shares canceled                                      (128)                    -
-------------------------------------------------------------------------------
Balance,  December 31,  1995                        8,851               $61,737
-------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY (DEFICIT)

   Since December 31, 1993, the components of the number of shares of the Company's stockholders' equity (deficit) and the changes therein are:

-------------------------------------------------------------------------------
                                                    Old
                                                 Preferred  Common   Treasury
(Thousands of shares)                              Stock     Stock    Stock
-------------------------------------------------------------------------------
Balance,  December 31,  1993                        404     25,314    3,663

Dividends on Old Preferred Stock                     27          -        -
-------------------------------------------------------------------------------
Balance December 31,  1994                          431     25,314    3,663

Dividends on Old Preferred Stock                     27          -        -

Shares surrendered                                    -       (358)     358
-------------------------------------------------------------------------------
Balance December 31,  1995                          458     24,956    4,021
===============================================================================

   As a result of the Senior Preferred Stock liquidation and dividend preference, no value was ascribed to common stock held in treasury.

   Since December 31, 1993, the components of the Company's stockholders' equity (deficit), and the changes therein are:

-------------------------------------------------------------------------------
                                          Old             Additional   Retained
                                       Preferred  Common   Paid-In     Earnings
(In thousands)                           Stock    Stock    Capital    (Deficit)
-------------------------------------------------------------------------------
Balance,  December 31,  1993                $404    $290      $  936   $(30,135)

Preferred dividends, payable with
 additional shares of Old Preferred           27       -         243       (270)

Dividends on Senior Preferred                  -       -           -    (10,510)

Accretion of Senior Preferred
 redemption value                              -       -           -     (3,980)

Net loss                                       -       -           -       (716)
-------------------------------------------------------------------------------
Balance, December 31,  1994                  431     290       1,179    (45,611)

Preferred dividends, payable with
 additional shares of Old Preferred           27       -         243       (270)

Dividends on Senior Preferred                  -       -           -    (12,038)

Accretion of Senior Preferred
 redemption value                              -       -           -     (5,045)

Net loss                                       -       -           -       (340)
-------------------------------------------------------------------------------
Balance,  December 31,  1995                $458    $290      $1,422   $(63,304)
===============================================================================

Series B Preferred Stock
------------------------

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

Cumulative Convertible Preferred Stock
--------------------------------------

   The Company is authorized to issue 10,000,000 shares of 9% Cumulative Convertible Preferred Stock (the "Old Preferred") of which 300,000 shares are outstanding. The Old preferred have a $1 par value and a liquidation preference of $10 per share, convertible at any time at the rate of one Old Preferred share for four shares of the Company's Common Stock. In addition, 158,000 shares of Old Preferred will be issued for accrued dividends. Until the redemption value plus all accrued dividends attributable to Senior Preferred are paid in full, dividends related to the Old Preferred will be paid with additional shares of Old Preferred.

Common Stock
------------

   The Company is authorized to issue 100,000,000 shares of Common Stock, with a $.01 par value, of which 24,956,033 were outstanding at December 31, 1995. All outstanding shares of Common Stock are fully paid and non-assessable.

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

Restricted Stock and Stock Option Plans
---------------------------------------

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

   Shares of common stock under the Restricted Stock Plan were granted free of charge to the recipient in consideration for services rendered. Grants made under the plan are subject to forfeiture, based on a formula, in the event the recipient leaves the employment of the Company within three, four or five years after the date of grant. The market value of the Common Stock on the date of grant was charged to expense over a five-year period, regardless of whether or not the shares are ultimately earned by the employee. The Company has reserved 89,333 shares of Common Stock for issuance under the Plan. From 1991 through 1995, no shares of common stock were issued to vested participants pursuant to the plan and no new grants will be issued under this plan.

   Non-qualified and incentive stock options were granted to selected key employees at an exercise price equal to the market price of the shares of common stock on the date of grant, and become exercisable over a five-year period.

   Information relating to stock options granted under both plans is as follows:

------------------------------------------------------------------------------
                                      Non-Qualified Plan     Incentive Plan
                                      -------------------  -------------------
                                           Average             Average
                                       Number  Exercise    Number   Exercise
                                         of      Price       of      Price
                                       Shares  Per Share   Shares   Per Share
------------------------------------------------------------------------------
Balance, December 31, 1993                  -          -   44,500   $ 1.17

Options cancelled or forfeited              -          -  (40,000)    1.15
------------------------------------------------------------------------------
Balance, December 31, 1994 and 1995         -          -    4,500   $ 1.33
==============================================================================
Options exercisable:

  December 31, 1994 and 1995                -          -    4,500   $ 1.33



9. INCOME TAXES

   The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference, if any, between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   In conjunction with the recognition of tax gains on property sales, the Company estimated and accrued state income taxes in 1994 of $17,000.

   Long-term deferred tax assets (liabilities) are comprised of the following:

(In thousands)                                              1995         1994
------------------------------------------------------------------------------
Deferred Tax Assets:
 Loss carryforwards                                        $11,062     $11,084

 Alternative minimum tax credit carryforward and other           6         150

Deferred Tax Liabilities:
 Oil and gas properties                                     (2,571)     (2,303)
-------------------------------------------------------------------------------
Net deferred tax asset                                       8,497       8,931

Valuation allowance                                         (8,497)     (8,931)
-------------------------------------------------------------------------------
                                                           $     -     $     -


   Income tax expense differs from the amounts computed by applying the statutory federal rate as follows:

----------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                                                      1995            1994
----------------------------------------------------------------------------------------------------------
Income taxes computed at statutory federal rate                                       34.0%           34.0%

Net operating loss carryover not deductible (utilized) in current  period            (34.0)          (34.0)

Alternative minimum tax and other                                                        -             1.1
----------------------------------------------------------------------------------------------------------
                                                                                        - %            1.1%
==========================================================================================================

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

   Since the Company has elected not to apply the Bankruptcy Exception, the Company is limited in its utilization of the pre-"change of ownership" loss carryovers. Based on the value of the Company as of the Effective Date, the annual amount of the pre-"change of ownership" loss carryovers to be utilized is limited to $1,230,000 but loss carryovers not fully utilized in the year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. As of December 31, 1995, the Company had pre- "change of ownership" net operating loss carryforwards of $3,648,000 which are available for use through 2006. These loss carryforwards may be increased by any built-in gain exclusion recognized during the five year period after the "change of ownership". The Company also had post-"change of ownership" net operating loss carryforwards of $7,701,000 that expire in 2008 and are available without limitation.

   The Company has certain investment tax credits which are also subject to the "change of ownership" limitation. Due to the limitation and scheduled expiration, it is unlikely that the Company will realize any future benefit from such credits. The Company had depletion carryforwards, as of December 31, 1995, of $14,238,000 which are limited annually to 65% taxable income.

10.  RELATED PARTY TRANSACTIONS

   Pursuant to the provisions of the applicable agreements and in its capacity as general partner, the Company received recurring supervisory and administrative fees, including reimbursement of certain general and administrative costs, from certain partnerships. Supervisory and administrative fees of $424,000 and $684,000 were received during 1995 and 1994, respectively. All partnerships for which the Company acted as general partner were liquidated in late 1995 thus negating any future administrative fees and reimbursement.

   Since certain affiliated partnerships have not had sufficient cash flows to repay their obligations, accounts and notes receivable from these affiliated partnerships in which TGX is a general partner have been written off. Accordingly, the Company applied 100% of the net revenues of the respective partnerships to their obligations due to TGX until the partnerships were liquidated in 1994. As a result of 1994 partnership liquidations, the Company obtained additional direct interests in related oil and natural gas properties having an estimated value of $381,000 and realized the recoupment of $751,000 in previous allowed for receivables and notes. As of December 31, 1995 and 1994, the Company had currently due from partnerships and affiliates $6,000 and $504,000, respectively.

   Paragon and certain of its affiliates were owners of approximately 14% of the Company's outstanding Common Stock in 1994. In the past, the Company had substantial transactions with Paragon including the offering of interests and in the drilling of wells for partnerships. In February 1992, the Company commenced a legal action regarding the collection of amounts due to it from Paragon and certain of its affiliates. Due to the uncertainty regarding the status of this litigation, the Company established an allowance for all amounts due from Paragon and affiliates in excess of $286,000. The allowance for affiliated receivables in 1994 was $2,027,000. In 1995, the litigation against Paragon and certain of its affiliates was settled. As a result of the litigation settlement, the Company recognized an allowance recoupment of $425,000 and offset the remaining allowance against the oustanding receivables.


11.  MAJOR CUSTOMERS

   The Company's revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risks since customers may be similarly affected by changes in economic and other conditions.

   Customers which accounted for greater than 10% of oil and gas sales are as follows:

                                1995           1994
                                ----           ----
Lion Oil Company                 22%            14%

Noram Energy Services Inc.       -              12%

Princeton Natural Gas Company    28%            15%

Energy Source,  Inc.             12%             -

Enron Gas Marketing              14%             -


12.  INFORMATION ON OIL AND GAS ACTIVITIES (UNAUDITED)

   Following are supplemental unaudited disclosures relating to the Company's oil and natural gas exploration and production activities.

Oil and Gas Related Costs and Operating Results
-----------------------------------------------

   The following schedules present capitalized costs and costs incurred, whether capitalized or expensed, and operating results for the periods then ended.

--------------------------------------------------------------------------
       (In thousands                          1995                1994
--------------------------------------------------------------------------
Capitalized costs:

  Proved properties                         $11,340             $10,407

  Accumulated depletion and depreciation     (4,062)             (3,251)
--------------------------------------------------------------------------
                                            $ 7,278             $ 7,156
==========================================================================
Costs incurred:

  Acquisition of properties:
    Unproved                                $    18             $     -

    Proved                                      718                   -

  Development (1)                               338                 404
--------------------------------------------------------------------------
                                            $ 1,074             $   404
==========================================================================
Operating results (2):
  Revenues                                  $ 3,611             $ 4,802
--------------------------------------------------------------------------
  Costs and expenses:

    Production and exploration costs          1,974               3,188

    Depletion and depreciation                  951               1,099
--------------------------------------------------------------------------
                                              2,925               4,287
--------------------------------------------------------------------------
Operating earnings before income taxes          686                 515

Income tax expense                                -                  17
--------------------------------------------------------------------------
Operating earnings                          $   686             $   498
--------------------------------------------------------------------------

(1) 1994 activity represents primarily properties received in settlement of certain partnership notes and receivables.

(2)  Excludes general and administrative and interest expense.

Proved Reserves
---------------

   The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company, all of which are located in the United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousands of barrels of oil and billions of cubic feet of natural gas.

----------------------------------------------------------------------------
                                             1995               1994
                                             ----               ----
                                        Oil       Gas       Oil      Gas
----------------------------------------------------------------------------
Proved reserves:
  Beginning of year                     931      10.4       525      9.1

  Sales of reserves in place             (2)        -       (37)     (.5)

  Purchases of reserves-in-place         22       1.2         -        -

  Extensions and discoveries              1       0.1       487      2.6

  Revisions of previous estimates        55       2.2        18      1.4

  Production (1)                        (63)     (1.7)      (62)    (2.2)
----------------------------------------------------------------------------
  End of year                           944      12.2       931     10.4
============================================================================
Proved-developed reserves               465       9.7       444      7.8
============================================================================

(1) 1995 and 1994 includes .220 and .590 Bcf, respectively, of gas balancing volumes related to gas collections.

     As a result of TGX's debt restructuring and anticipated cash flow, TGX included proved undeveloped reserves for the first time, in preparing its 1994 report disclosures. The addition of the proved undeveloped reserves was reflected as 1994 extensions and discoveries. The 1995 report disclosure continues to include proved undeveloped reserves.

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

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

     The following schedules present the standardized measure of estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves ("Standardized Measure"), and an analysis of the changes in these amounts and quantities for the periods indicated. For 1994, proved undeveloped reserves were included as extensions and discoveries. The Standardized Measure was computed on the basis of (a) contractual prices, including escalations for natural gas, in effect at year end for oil and natural gas (b) the estimated market price for natural gas and the posted price for oil in effect at year end in the case of properties being commercially developed but not covered by existing contracts, (c) estimated deliverability, which not only considers the physical characteristics of the well or property, but also the estimated future prices to be received by the Company and the amount and timing of future production estimated to be taken by its purchasers and, (d) where applicable, the premise that future prices and deliveries will be in accordance with existing contractual terms which may require arbitration or litigation to ultimately assure compliance. Estimated future production and development costs are based on economic conditions at the respective year ends. Estimated future development costs associated with proved developed non-producing and proved undeveloped reserves for 1995 and 1994 total $3.8 and $3.6 million, respectively. Production of those reserves is dependent upon the Company's ability to fund such future development costs, which are scheduled to be incurred over numerous years. Future income taxes, if any, are computed by applying statutory income tax rates to the difference between the future pre-tax cash flows and the tax basis of proved oil and gas properties, after considering investment tax credits and depletion carryforwards and net operating loss carryovers associated with these properties.

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

------------------------------------------------------------------------------------------
(In thousands)                                                  1995               1994
------------------------------------------------------------------------------------------
Future net cash flows:
    Future revenues                                            $39,205             $29,092
------------------------------------------------------------------------------------------
    Future production costs                                     14,476              10,631

    Future development costs                                     3,844               3,647
------------------------------------------------------------------------------------------
                                                                18,320              14,278
------------------------------------------------------------------------------------------
    Future pre-tax cash flows                                   20,885              14,814

    Future income taxes                                              -                   -
------------------------------------------------------------------------------------------
                                                               $20,885             $14,814
==========================================================================================
Standardized Measure, discounted at 10%:
    Future pre-tax cash flows                                  $11,804             $ 8,807

    Future net cash flows                                      $11,804             $ 8,807
==========================================================================================
Changes in Standardized Measure:
    Standardized Measure, beginning of year                    $ 8,807             $10,943
------------------------------------------------------------------------------------------
    Sale of reserves-in-place                                      (16)             (1,042)

    Purchases of reserves-in-place                               1,174                   -

    Extensions and discoveries                                     188               2,213/(1)/

    Revisions of previous quantity estimates                     1,835                 862

    Changes in future development costs                           (247)             (2,310)

    Net changes in prices and production costs                     959              (3,715)

    Sales of oil and natural gas produced,  net of
     production costs                                           (1,706)             (2,030)

    Accretion of discount                                          881               1,094

    Changes in production rates and other, net                     (71)              2,792
------------------------------------------------------------------------------------------
Net increase (decrease)                                          2,997              (2,136)
------------------------------------------------------------------------------------------
Standardized Measure, end of year                              $11,804             $ 8,807
==========================================================================================

(1) Reflects primarily the inclusion of proved undeveloped reserves which had been excluded in prior year's reporting.

13.  INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited interim results of operations,  are summarized below (in
thousands of dollars   except per share amounts):

                                               March 31,            June 30,         September 30,      December 31,
---------------------------------------------------------------------------------------------------------------------------
1995:
  Revenues                                    $   1,264         $       956            $    1,241       $     1,136

  Gross profit                                      529                 144                   327               706

  Extraordinary gain (loss)                         118                 (25)                    -                 -

  Net loss applicable to
   common stock                                  (4,415)             (4,741)               (4,603)           (3,934)

  Loss per common share                        $  (0.17)           $  (0.19)           $    (0.18)      $     (0.16)
===========================================================================================================================
1994:
  Revenues                                     $  1,487            $  2,145            $    1,463       $     1,403

  Gross profit                                      574                 471                   469               516

  Extraordinary gain                                  -                   -                   128               703

  Net income (loss) applicable
   to common stock                               (4,051)             (3,402)               (4,638)           (3,385)

  Loss per common share                        $ (0 .16)           $ (0 .13)           $    (0.18)      $    (0 .13)
===========================================================================================================================

14.  SUBSEQUENT EVENT

     As of March 28, 1996, the accompanying consolidated financial statements had been prepared assuming the Company would continue as a going concern. However, the Company has a substantial accumulated deficit and had a significant working capital deficit that raised substantial doubts about its ability to continue as a going concern. The financial statements did not reflect any adjustments that might result from the outcome of this uncertainty. Further, the Company planned to continue to reduce its overhead and eliminate additional non-core assets. The Company also planned to review growth opportunities, consistent with its available capital, to determine if asset growth could be attained through workover, drilling, acquisition or a combination thereof, within the limits of the Company's financial resources.

     On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received on April 19, 1996 $7,200,000 from NFG and all parties to the Settlement Agreement have dismissed all claims and counterclaims against each other. Pursuant to amended credit agreements with BMOF (See Note 3), 50% of the settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse secured note of $5,468,000, including interest of $816,000. TGX recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the BMOF final payment. Pursuant to a BMOF agreement, BMOF is to reimburse TGX for 50% of all taxes and royalties, which are not expected to be significant, that may be due from such proceeds. As a result of the NFG proceeds and payment of $100,000 to another party entitled to participate in the proceeds, TGX recorded a net litigation settlement gain of $7,100,000. TGX retained $3,500,000 of settlement proceeds after BMOF and other payments and a portion of such proceeds was used to retire all of TGX's then outstanding bank debt of $900,000 on April 22, 1996.

     As of April 22, 1996 the Company had positive working capital and had no outstanding borrowings under its bank line of credit. In addition, TGX is undertaking steps to restructure its capital through a planned issuance of a new class of common stock in exchange for the Senior Preferred Stock. Management believes that its positive working capital and current credit facility, and anticipated improving operating activity will provide the necessary cash flow to support its ongoing business plans.

15. PRIOR PERIOD ADJUSTMENTS

     In July 1994, the Company restructured and converted its BMO debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might have been received from the NFG Litigation. This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMOF of $3,600,000. A summary of the impact for the periods presented is shown below (in thousands, except per share data).

                                                        December 31,  1995                      December 31,  1994
                                                        ------------------                      ------------------

BALANCE SHEET                                       Reported            Restated            Reported          Restated
                                                    --------            --------            --------          --------
  Total current liabilities                         $  3,353            $  3,353            $  3,928          $  3,765

  Long-term debt                                         500               5,835               1,150             6,020

  Accumulated deficit                                (57,969)            (63,304)            (40,904)          (45,611)

  Total stockholders' deficit                        (55,799)            (61,134)            (39,004)          (43,711)



STATEMENT OF OPERATIONS

  General and administrative expense                $  1,476            $  1,476            $  1,747          $  2,239

  Interest expense                                       142                 607                 969             1,187

  Income tax expense (benefit)                          (163)                  -                 180                17

  Extraordinary gain,  net of taxes                       93                  93               4,991               831

  Net loss applicable to common stock                (17,065)            (17,693)            (10,769)          (15,476)

  Net loss per share of common stock                   (0.68)              (0.71)              (0.42)            (0.61)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1995, there were no disagreements with the Company's independent accountants regarding accounting or financial disclosure matters.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors
------------------

     The Company's restated Certificate of Incorporation provided for a Board consisting of eight members elected for three year terms ending on January 21, 1995 or when their successors are duly elected and qualified. On the effective date of the Plan, five such directors (the "Senior Preferred Directors") were elected by holders of the Senior Preferred and two (the "Common Stock Directors") were elected by holders of the Common Stock, Old Preferred and Junior Preferred voting as a class. The remaining director is the chief executive officer of the Company. Of the Senior Preferred Directors, two were elected on an unrestricted basis, one was subject to the requirement that such director not be an affiliate of any holder of Senior Preferred, and two were designated by Steinhardt. The Common Stock Directors were required not to have been directors of TGX at the time it filed for bankruptcy or be affiliated with any former TGX director. Since January 21, 1995, the term of all directors is for one year, and all restrictions and requirements for selection of the Board have been removed.

     Commencing July 10, 1995, the Company's by-laws were amended to provide for a Board of Directors consisting of five persons. Since such date, two members of the board have resigned and no new members have been elected. All directors are to be elected by all of the stockholders voting in accordance with the Certificate of Incorporation of the Company. Senior Preferred Stockholders maintain 95% of the voting power of all stockholders, and such stockholders, as a class, can elect all directors of the Company. Moreover, pursuant to the terms of the Senior Preferred Stock, if TGX fails to pay six quarterly dividends then the Board of Directors shall be increased by two members and such additional two members shall be elected solely by the Senior Preferred Stockholders. TGX has failed to pay such dividends and, therefore, pursuant to the Certificate of Incorporation, at the next annual meeting of stockholders, the Senior Preferred Stockholders voting alone are entitled to elect an additional two members to the Board of Directors.


     The members of the Board are:

                            Served as     Position, Principal Occupation,
                            Director      Business Experience and the
       Name           Age    Since        Directorships Held
       ----           ---   ---------     -------------------------------

LARRY H. CARPENTER    48     1992         Chairman of the Board, President
                                          and Chief Officer of the Company
                                          since November 1992.  From March 1992
                                          he served as a consultant to the
                                          Company until his election as
                                          President.  Prior thereto he was a
                                          senior executive with Texas Oil & Gas
                                          Corporation, from 1977 through
                                          September 1990,  and thereafter was
                                          engaged as an independent oil and gas
                                          consultant.

DAVID H. SCHEIBER     38     1995         Manager of Cana Capital, LLC, an
                                          investment banking and services
                                          company located in Laguna Niguel,
                                          California. From September 1991 to
                                          August 1992, Mr. Scheiber was
                                          affiliated with Monitor Company, Inc.,
                                          a management consulting firm
                                          headquartered in Boston,
                                          Massachusetts, as manager of their
                                          bankruptcy practice. From April 1989
                                          to February 1991, Mr. Scheiber served
                                          as Senior Vice President and Director
                                          of Private Placements at Far West
                                          Savings and Loan Association of
                                          California. Far West Savings and Loan
                                          Association was placed into
                                          conservatorship in January 1991 and
                                          receivership in February 1991 by the
                                          Resolution Trust Corporation.

JEFFREY E. SUSSKIND   42     1992         Principal of Strome, Susskind
                                          Investment Management, L.P., an
                                          investment management company in Santa
                                          Monica, California. Mr. Susskind
                                          previously was an investment manager
                                          with Kayne, Anderson & Co.


   The Board met on six occasions in 1995 and each current director attended at least 75% of such meetings. Certain officers, directors and stockholders were required to timely file with the Securities and Exchange Commission reports reflecting their ownership of the Company's securities and any such change in owners. All persons required to file reports have represented to the Company that they timely filed all required reports and no further reports are required to be filed.

Committees
----------

   The current Committees of the Board of Directors consist of the Audit Committee, the Compensation Committee and the Executive Committee. All non-officer directors are members of the Audit and Executive Committees. In 1995, the Audit Committee and the Compensation Committe each met on one occasion, and the Executive Committee did not meet.

EXECUTIVE OFFICERS OF THE COMPANY

   Presented below are the names, ages and positions held during the past five years of the Company's executive officers as of March 21, 1996. Pursuant to the by-laws of the Company, each officer serves at the pleasure of the Board of Directors and may be removed, with or without cause, at any time.

     Name             Age          Position
     ----             ---          --------

LARRY H. CARPENTER    48         See information as set forth under "Board of
                                 Directors."

MICHAEL A. GERLICH    41         Mr. Gerlich was elected Vice President and
                                 Chief Financial Officer of the Company in
                                 December, 1994. From January 1993 until joining
                                 TGX, he owned and managed Chalk Hill Resources, Inc., an independent oil and gas investing and financial consulting company. Prior thereto, he was Executive Vice President from January 1989 to December 1992 and Vice-President of Finance from May 1982 to December 1988 for Trinity
                                 Resources, Inc., an independent public oil and gas company.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth the cash compensation paid to the Chief Executive Officer and each of the most highly paid executive officers of the Company for each of the last two years whose cash compensation for 1995 exceeded $100,000. For 1994, other annual compensation for Mr. Carpenter includes reimbursement of house and automobile expenses.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                                            LONG TERM
                                                                                                            ---------
                                                                                                           COMPENSATION
                                                                                                           ------------
                                                                   ANNUAL COMPENSATION                         AWARDS
                                                           -------------------------------------               ------

Name and
Principal                                                                            Other Annual       Restricted Stock
Position                             Year         Salary($)       Bonus($)          Compensation($)        Awards($)
-----------                          ---          ---------       --------         ----------------        ---------
Larry H. Carpenter                   1995       $   209,000       $   125,000 (4)               -0-          200,000 (5)
President/CEO                        1994       $   175,000       $   100,000               $26,062 (3)            - (6)

Michael A. Gerlich                   1995       $   107,000 (2)   $    10,000 (4)               -0-           30,000 (7)
Vice-President/CFO
=========================================================================================================================

(1) The table above lists only the compensation of the CEO for 1994, as he was the only employee who received in excess of $100,000 in total compensation for that period.

(2)  Includes amounts paid as a consultant to officer.

(3) Excludes perquisites and other benefits, unless the aggregate amount of such does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. For Mr. Carpenter, it includes housing, automobile and moving expense allowances from the period of time when Mr. Carpenter became a consultant to the Company, as well as such expenses after Mr. Carpenter was elected President of the Company. See "Employment Agreements".

(4) Of the bonus amount shown for Mr. Carpenter, $75,000 was granted in regards to 1994 accomplishments and paid in 1995. The remaining $50,000 is for 1995 accomplishments and was paid in January 1996. All of Mr. Gerlich's bonus was granted and paid in January 1996.

(5) Includes the award of 200,000 shares of Series A Preferred Stock which is forfeitable, in part, if Mr. Carpenter ceases to be an employee of the Company prior to April, 1997. Of such award 100,000 shares cease to be subject to forfeiture on April 1, 1996 and the remaining 100,000 shares cease being subject to forfeiture on April 1, 1997. As of December 31, 1995, there was limited trading in the Series A Senior Preferred Stock and, therefore, the Company has utilized the price reflected in Schedule 13-D filed on May 8, 1995 of $0.20 for stock compensation recognition purposes.

(6) Includes the 1992 award of 200,000 shares of Series A Preferred Stock which ceased being subject to forfeiture on March 31, 1995. As of December 31, 1994, there was no trading in the Series A Senior preferred Stock and, therefore, the Company was not able to determine a market value for such stock. For stock compensation purposes, the Company valued these shares at $150 per share, based on an internal estimate of Company net assets as of October 2, 1992 (fresh start reporting).

(7) Includes the award of 30,000 shares of Series A Preferred Stock which are forfeitable, in part, if Mr. Gerlich ceases to be an employee of the Company prior to September 27, 1997. Of such award, 15,000 shares cease to be subject to forfeiture on September 27, 1996 and the remaining shares cease to be subject to forfeiture on September 27, 1997. As of December 31, 1995, there was limited trading in the Series A. Senior Preferred Stock and, therefore, the Company has utilized the price reflected in Schedule 13-D filed on May 8, 1995 of $0.20 for stock compensation recognition purposes.

Employment Agreements
---------------------

     Larry H. Carpenter, Chairman of the Board, President and Chief Executive Officer of the Company, entered into an employment agreement (the "Employment Agreement") with the Company in March 1992. Pursuant to the Employment Agreement, for the period through November 1992, Mr. Carpenter acted as a consultant to the Company and had an option to become a full-time employee, President and member of the Board of Directors. In November 1992, Mr. Carpenter exercised such option and, at that time, was elected President of the Company and, pursuant to the Certificate of Incorporation, became a member of the Board of Directors. Pursuant to the Employment Agreement, for a period of three years ending March 30, 1995, Mr. Carpenter received compensation equal to $175,000 per annum, plus discretionary bonuses as determined by the Board of Directors. For 1993, the Board of Directors did not grant a discretionary bonus. However, in February 1994, the Board of Directors granted a bonus of $100,000 to Mr. Carpenter in connection with his efforts in consummating the sale of the Company's New York and Ohio properties. In addition, Mr. Carpenter in 1992 received 200,000 shares of the Company's Series A Senior Preferred Stock which vested over the term of the Employment Agreement. The Employment Agreement also provided Mr. Carpenter with certain living expense allowances, as well as benefits relating to moving expense, health and life insurance, club membership and use of an automobile. On April 1, 1995, Mr. Carpenter and the Company entered into an Employment Agreement covering a period of two years ending March 31, 1997 ("New Employment Agreement"). The term of the New Employment Agreement shall be automatically extended one additional year unless notice is given 60 days before March 31, 1997 by the Company or Mr. Carpenter requesting the term not be extended. Mr. Carpenter is to receive compensation of $225,000 per annum, plus discretionary bonuses as determined by the Board of Directors. In 1995 the Board of Directors granted a bonus of $75,000 related to 1994 results and an additional bonus of $50,000 in 1996 related to 1995 results. In addition, Mr. Carpenter received 200,000 shares of the Company's Series A Preferred Stock which vests over the initial term of the New Employment Agreement. The New Employment Agreement also provides Mr. Carpenter, at Company expense, benefits of health and life insurance.

Employee Stock Option and Restricted Stock Plans
------------------------------------------------

     The Company had adopted two stock option plans: a Non-Qualified Stock Option Plan and an Incentive Stock Option Plan, each of which are incentive plans administered by the Board of Directors. Both of these plans were terminated in 1991, and while options previously issued are still valid, no new options can be issued.

Compensation of Directors
-------------------------

     Each non-employee member of the Board receives a retainer fee of $833 per month plus a meeting fee of $1,000 per day and $250 for each telephone meeting. The monthly retainer fee is subject to forfeiture on a six-month prospective basis if a director attends less than 75% of the meetings. Each member of the Board also receives reimbursement for reasonable travel expenses incurred in conjunction with meetings, with air fares not to exceed the rate for a full-fare coach seat.

Indemnification of Officers and Directors
-----------------------------------------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 21, 1996, the Company had no "parent" as that term is defined in regulations promulgated under the Securities Exchange Act of 1934, as amended.

Security Ownership of Management
--------------------------------

     The following table sets forth, as of March 21, 1996, the amount of the Company's Common Stock or Series A Senior Preferred Stock beneficially owned by each of its directors, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information obtained from such persons.


                                                                            Amount and Nature of
                                                                             Beneficial Ownership
                                        ------------------------------------------------------------------------------------------
                                                                                                Options            Percent
Name of                                             Sole Voting and                           Exercisable            of
Individual or Group                                Investment Power                         Within 60 Days         Class/(1)/
----------------------------------------------------------------------------------------------------------------------------------
Larry H. Carpenter/(2)/                              300,000 Series A                             -0-                 3.4%

David H. Scheiber                                         -0-                                     -0-                   -

Jeffrey E. Susskind                                 1,692,796 Series A                            -0-                19.1%

Michael A. Gerlich                                     30,000 Series A                            -0-                   -

All executive officers and directors as a
  group (7 persons)                                 2,022,796 Series A                            -0-                22.8%
----------------------------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the holders have sole voting and otherwise stated, the investment powers. Unless percentage is less than one percent.

(2) Of Mr. Carpenter's shares 200,000 are subject to forfeiture employment agreement. pursuant to the terms of his See "Employment Agreement".

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth certain information regarding each person known by the Company owning or entitled to own as the beneficial owner, more than 5% of the Company's outstanding Common Stock, Senior Preferred or Old Preferred Stock as of March 21, 1996.


                                                                               Amount
                                                                            Beneficially                       Percent
    Name and Address of Beneficial owner        Class                          Owned                           of Class
----------------------------------------------------------------------------------------------------------------------------------
 Liberty National Bank and Trust Company       Common                         3,136,986 /(1)/                   12.6%
 of  Oklahoma City
 Escrow Agent UA,
 November 18,  1985, Templeton Energy,
 Inc./Temex Energy, Inc. and Escrow
 Agent for the benefit of certain
 claimants of Amarex, Inc.
  P.O.Box 25848
  Oklahoma City,  Oklahoma 73125

 Gaylon D. Simmons and                         Senior
 Gloria Annette Turner Simmons               Preferred                          569,561                          6.4%
  905 East Main Street                          Old
  Jonesboro, Louisiana 71251                 Preferred                          300,000                          100%

 Jeffrey and Janis Susskind
 FBO The Susskind Family Trust
  100 Wilshire Blvd., 15th Floor               Senior
  Santa Monica, California 90401             Preferred                          1,692,796                        19.1%

 The AIF-Lion Group
 c/o Apollo Advisors, L.P.
  Two Manhattanville Road                      Senior
  Purchase,  NY  10577                       Preferred                          1,823,000 /(2)/                  20.6%

----------------------------------------------------------------------------------------------------------------------------------

(1) In connection with its 1985, the Company issued National Bank and Trust Company acquisition of Amarex, Inc. 11,475,000 shares of Common of Oklahoma City as escrow agent. which was consummated on Stock into escrow with Liberty Such shares are held December 5, by the escrow agent for the benefit of various classes of creditors of Amarex and its affiliates entitled to receive the shares under a Plan of Reorganization confirmed in Amarex's bankruptcy proceeding, and the shares have been and will continue to be distributed by the escrow agent from time to time as the various creditors' claims are adjudicated and allowed by the Bankruptcy Court. As of March 21, 1996, 3,136,986 shares remained in escrow. Pursuant to the agreement governing the administration of the escrow account, the escrow agent has agreed to cause the escrowed shares to be voted at any annual or special stockholders' meeting in accordance with the instructions of the Company.

(2) Such information has been the Securities and Exchange limited partnership and Lion supplied to the Company Commission on December 31, Advisors, L.P., a Delaware pursuant to a Schedule 13D 1994, by AIF II, L.P., a Delaware limited partnership filed with Delaware (collectively the

     "Reporting Persons"). Such Reporting Persons may together constitute a "group" within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934, as amended.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) Index to Financial Statements

1.  Financial Statements:

     The following financial statements of the Company are included in Part II,
Item 8.

       (a) Report of Independent Accountants

           (i)  Price Waterhouse  LLP

       (b) Financial Statements of TGX Corporation (the Registrant) and Subsidiaries

           (i) Consolidated Balance Sheet as of December 31, 1995 and 1994

           (ii) Consolidated Statement of Operations for the years ended December 31, 1995 and 1994.

           (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1995 and 1994.

           (iv)   Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

           None required

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

      Exhibit 2.4 Stock Sale and Purchase Agreement by and between LEDCO Acquisition Company, Inc. and the Company dated as of December 31, 1991. (Incorporated by reference to Exhibit
                        2.4 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 2.5 Stock Purchase and Sale Agreement between Gaylon D. Simmons and Gloria Annette Turner Simmons and Templeton Energy, Inc. dated October 13, 1986 (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated December 1, 1986, File No. 0-10201).

      Exhibit 3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 3.3 Rights Agreement dated as of October 4, 1988 between the Company and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit C.1 of the Registrant's Current Report on Form 8-K dated October 11, 1988).

      Exhibit 4.1 Specimen Certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 0-10201).

      Exhibit 4.2 Specimen Certificate representing shares of Old Preferred Stock (Incorporated by reference to Exhibit
                        4.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, File No. 0-10201).

      Exhibit 4.3 Specimen Certificate representing shares of Senior Preferred Stock (Incorporated by reference to Exhibit
                        4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 10.1 Amended and Restated Credit Agreement effective as of February 1, 1992 between the Company and the Bank of Montreal and the First Amendment thereto. (Incorporated by reference to Exhibit 10.1 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 10.2 Amended and Restated Security Agreement effective as of February 1, 1992 between the Company and the Bank of Montreal. (Incorporated by reference to Exhibit 10.2 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 10.3 Amended and Restated Security Agreement (Partnerships) effective as of February 1, 1992 February 1, 1992 between the Company and the Bank of Montreal. (Incorporated by reference to Exhibit 10.3 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 10.4 Amendment and Restated Stock Pledge Agreement effective as of February 1, 1992 between the Company and the Bank of Montreal. (Incorporated by reference to Exhibit 10.4 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 10.5 Amended and Restated Pledge of Secured Notes effective as of February 1, 1992 between the Company and the Bank of Montreal. (Incorporated by reference to Exhibit 10.5 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

      Exhibit 10.6 Promissory Note (Term Loan A) in the amount of $15,600,000 effective as of February of February 1, 1992, executed by the Company to the order of the Bank of

                     Montreal. (Incorporated by reference to Exhibit 10.6 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).


    Exhibit 10.7 Promissory Note (Term Loan B) in the amount of $10,000,000 effective as of February 1, 1992, executed by the Company to the order of the Bank of Montreal. (Incorporated by reference to Exhibit 10.7 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

    Exhibit 10.8 Promissory Note (Term Loan C) in the amount of $1,250,000 effective as of February 1, 1992, executed by the Company to the order of the Bank of Montreal. (Incorporated by reference to Exhibit 10.8 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

    Exhibit 10.9 Promissory Note (Revolving Credit Note) in the amount of $500,000 effective as of February 1, 1992, executed by the Company to the order of the Bank of Montreal. (Incorporated by reference to Exhibit 10.9 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

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

    Exhibit 10.12 Incentive Stock Option Plan (Incorporated by reference to Exhibit A of the Registrant's 1981 Proxy Statement dated April 26, 1982).

    Exhibit 10.13 Employment Agreement dated December 23, 1991 between the Company 1991, and Ronald E. Grappe. (Incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, File No. 0-10201).

    Exhibit 10.14 Employment Agreement dated December 23, 1991 between the Company and Joe W. Cluck. (Incorporated by reference to
                     Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

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

    Exhibit 10.17 Promissory Note (Term Loan D) in the amount of $194,750 effective October 1, 1992, executed by the Company to the order of Bank of Montreal. (Incorporated by reference to Exhibit A of Form 8-K dated October 2, 1992, File No. 0-10201).

    Exhibit 10.18 Personal Service and Employment Agreement Dated March 30, 1992 between the Company and Larry H. Carpenter. (Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 1992, File No. 0-10201).

    Exhibit 10.19 Purchase and Sale Agreement between TGX Corporation and Belden and Blake Corporation dated as of December 17, 1993 (Incorporated by reference to Exhibit C of Form 8-K dated January 14, 1994, File No. 0-10201).

    Exhibit 10.20 Limited Forbearance Agreement between TGX Corporation and Bank of Montreal dated as of January 10, 1994 (Incorporated by reference to Exhibit C of Form 8-K dated January 14, 1994, File No. 0-1-10201).

     Exhibit 10.21 Second Amended and Restated Credit Agreement between the Company and BMO Financial, Inc. dated as of July 13, 1994 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated July 13, 1994).

    Exhibit 10.22 Amended and Restated Credit Agreement between the Company and Bank One, Texas, N.A. dated as July 13, 1994 (Incorporated by reference to Exhibit 10.4 of the Registrant's report on Form 8-K dated July 13, 1994).

    Exhibit 10.23 First Amendment to Second Amended and Restated Credit Agreement dated as of December 31, 1995. (Incorporated by reference to Exhibit filed with original 10-K on March 28, 1995, File No. 0-1-10201).

    Exhibit 18 Letter regarding Change in Accounting Principles. (Incorporated by reference to Exhibit 18 of Form 10-K for the year ended December 31, 1992, File No. 0-1-10201).

(b) Reports on Form 8-K for the quarter ended December 31, 1995:

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

                                TGX Corporation
                                  (Registrant)

          Signature                        Title                   Date
          ---------                        -----                   ----

By:   /s/ MICHAEL A. GERLICH       Vice-President and
    ---------------------------    Chief Financial Officer    February 25, 1997
          Michael A. Gerlich

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

By:   /s/ MICHAEL A. GERLICH       Vice-President and
    ---------------------------    Chief Financial Officer    February 25, 1997
          Michael A. Gerlich

By:   /s/ DAVID H. SCHEIBER        Director                   February 25, 1997
    ---------------------------
          David H. Scheiber

By:   /s/ JEFFREY E. SUSSKIND      Director                   February 25, 1997
    ---------------------------
          Jeffrey E. Susskind