Form 10QSB/A
period 1996-03-31
TGX CORP
filed 1997-02-25
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A
(Mark One)


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

 _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                                TGX CORPORATION
         Report on Form 10-QSB/A For The Quarter Ended  March 31, 1996

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

Forward-Looking Statements

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-QSB/A will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-QSB/A, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TGX Corporation
          Report on Form 10-QSB/A For the Quarter Ended March 31, 1996

                        Part I.  Financial Information.


Item 1.  FINANCIAL STATEMENTS.

  The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1995. In the opinion of the Company's management, these interim financial statements contain all adjustments (which were normal recurring adjustments) necessary for a fair presentation, in all material respects, of the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the three month period ended March 31, 1996. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1995.

PRIOR PERIOD ADJUSTMENTS

     In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG Litigation"). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. (See Note 6 of Notes to Consolidated Financial Statements)

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
Note 1

-----------------------------------------------------------------------
                                                 (Restated - Note 6)
                                               March 31,   December 31,
(In thousands, except for share data)            1996          1995
-----------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                          $    137   $    384
 Accounts receivable, net of allowance                 1,227      1,141
  for doubtful accounts of $320
 Accounts receivable from affiliates, net                  -          6
 Other current assets                                     19         51
-----------------------------------------------------------------------
  Total current assets                                 1,383      1,582
-----------------------------------------------------------------------
Property and equipment:
 Oil and natural gas properties                       11,552     11,340
 Other property and equipment                            204        203
 Accumulated depletion, depreciation and
  amortization                                        (4,362)    (4,132)
-----------------------------------------------------------------------
  Property and equipment, net                          7,394      7,411
-----------------------------------------------------------------------
Investment in Comite Field Plant Venture                 678        739
Other assets                                              49         59
-----------------------------------------------------------------------
  Total other assets                                     727        798
-----------------------------------------------------------------------
TOTAL ASSETS                                        $  9,504   $  9,791
=======================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities - Note 4  $  2,880   $  3,353
-----------------------------------------------------------------------
  Total current liabilities                            2,880      3,353
-----------------------------------------------------------------------
 Long-term  debt - Note 2                              6,152      5,835
-----------------------------------------------------------------------
  Total liabilities                                    9,032      9,188
-----------------------------------------------------------------------
Commitments and contingencies - Note 3
Redeemable Senior Preferred Stock,
 8,851,360 issued; redemption value $88,514           66,365     61,737
-----------------------------------------------------------------------
Stockholders' deficit:
 9% Cumulative Convertible Preferred stock,  300,000
  shares issued plus 165,000 and 158,000, respectively,
  shares to be issued for dividends                      465        458
 Common stock, 28,976,791 shares issued; 24,956,033
  outstanding                                            290        290
 Additional paid-in capital                            1,483      1,422
 Accumulated deficit                                 (68,131)   (63,304)
-----------------------------------------------------------------------
  Total stockholders' deficit                        (65,893)   (61,134)
-----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  9,504   $  9,791
=======================================================================


    See accompanying notes to unaudited consolidated financial statements.

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1



----------------------------------------------------------------------
                                               (Restated - Note 6)
                                          Three Months ended March 31,
----------------------------------------------------------------------
(In thousands except per share data)                  1996      1995

REVENUES
Oil and natural gas sales                           $ 1,188    $   967
Natural gas gathering                                    58         61
Equity earnings in Comite Field Plant Venture           197        108
Other, net                                               23          4
----------------------------------------------------------------------
                                                      1,466      1,140
----------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                      564        438
Depletion, depreciation and amortization                228        182
General and administrative expenses                     660        414
Interest                                                153        150
----------------------------------------------------------------------
                                                      1,605      1,184
----------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY GAIN                         (139)       (44)
Extraordinary gain - Note 3                               -        118
----------------------------------------------------------------------
NET INCOME (LOSS)                                      (139)        74
Accretion of Senior Preferred                        (1,416)    (1,133)
 redemption value
Preferred stock dividends                            (3,272)    (3,356)
----------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                 $(4,827)   $(4,415)
======================================================================
NET LOSS PER SHARE OF COMMON STOCK                   $(0.19)    $(0.17)
======================================================================
AVERAGE COMMON SHARES OUTSTANDING                    24,956     25,314
======================================================================



     See accompanying notes to unaudited consolidated financial statements

                        TGX Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited) Note 1

------------------------------------------------------------------------------
                                                      (Restated - Note 6)
                                                  Three Months Ended March 31,
(In Thousands)                                           1996     1995
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                      $  (139)  $  74
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depletion, depreciation and amortization                 228     182
   Amortization of debt transaction costs and stock
    compensation                                              5      34
   Distributions in excess of equity earnings                61      45
   Interest to be paid through issuance of additional
    notes                                                   117     115
   Extraordinary gain                                         -    (118)
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable              (86)      1
    Decrease in accounts receivable from affiliates           6     213
    Decrease in other current assets                         32      20
    Decrease in accounts payable and accrued expenses      (473)   (509)
------------------------------------------------------------------------------
    Net cash provided (used) by operating activities       (249)     57
------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures,  net                              (214)    (21)
   (Increase) decrease in other assets                       16      (4)
------------------------------------------------------------------------------
    Net cash used by investing activities                  (198)    (25)
------------------------------------------------------------------------------
Cash flows from financing activities:
   Borrowing pursuant to revolving credit facility          200     100
   Principal payments on long-term debt and notes payable     -    (489)
    Net cash provided (used) by financing activities        200    (389)
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (247)   (357)
Cash and cash equivalents at beginning of period            384     676
------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $   137   $ 319
==============================================================================
Supplemental Disclosure of Non-Cash Financing
 Activities:

    Interest to be paid through issuance of
     additional notes                                   $   117   $ 115




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

    As a result of the substantial consummation of the Plan and due to (I) the reallocation of the voting rights among the equity interests owners and (ii) the reorganization value, of TGX's assets being less than the total of all post-petition liabilities and allowed claims, the effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards promulgated under the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" .

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

2. LONG-TERM DEBT AND NOTES PAYABLE

   As of March 31, 1996 and December 31, 1995, the components of long-term debt were:


          -------------------------------------------------------
                                          March 31,  December 31,
          (Thousands of dollars)            1996         1995
          -------------------------------------------------------
          Bank borrowings:
            Revolving credit (secured)       $  700        $  500
            Non-recourse note                 5,452         5,335
            Less current maturities               -             -
          -------------------------------------------------------
            Long-term debt                   $6,152        $5,835
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

   As of March 31, 1996 and December 31, 1995, total accrued interest pursuant to the BMOF note was $800,000 and $683,000, respectively, payable through the issuance of additional notes, resulting in total BMOF debt of $5,452,000 and $5,335,000, respectively. Due to the complexities of the NFG Litigation and the significant uncertainties therewith, the ultimate amount of NFG Litigation proceeds cannot be reasonably estimated. (See Note 5)

   During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, were to be applied toward the balances due. During the first quarter of 1995, the Company paid all remaining perfected Administrative Notes at book value except for one claimant whose Administrative Note of $40,000 was settled for a payment of $26,000. Those claimants who had not timely executed the required releases and perfected their claim, were deemed to have forfeited their claim rights pursuant to the Plan. As a result of the discount settlement and claim forfeitures, the Company recorded an extraordinary gain of $118,000 in 1995.

3. COMMITMENTS AND CONTINGENCIES

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

   During its Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the NFG Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, and, in consideration of a payment of $2,940,000 (the "Payment) from NFG, TGX (i) dismissed the Turnover Proceeding without prejudice (ii) released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding, and (iii) reserved its rights regarding the assumption or rejection of certain other relatively minor gas purchase agreements with NFG. As set forth in Note 5 below, in April 1996, all matters pertaining to the TGX and NFG Litigation were settled.

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

   In March, 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of prepetition and administrative claims related to an overriding royalty interest previously conveyed by TGX. During that hearing, the parties stipulated that the finally allowed amount of the claimant's prepetition claim would be $600,000. That prepetition claim has been fully satisfied by the issuance of Senior Preferred. The Company had previously estimated that prepetition claim in that amount, and therefore it had been reflected in prior years' financial statements. Subsequent to the March, 1994 hearing, and after post-hearing motions from both TGX and the Claimant, the Bankruptcy Court entered an order on September 7, 1994 which determined that the claimant would be granted an allowed administrative expense claim for unpaid overriding royalties arising post-petition but prior to October 4, 1992 in the amount of $244,000. That administrative claim, when finally allowed, is to be treated by the issuance of an Administrative Note under the terms of the Plan, and is to be payable under the terms of the Plan. The Bankruptcy Court further ruled that it would not exercise any jurisdiction over claims for alleged unpaid overriding royalties arising subsequent to October 4, 1992. TGX believes that the Bankruptcy Court erred in its determination of unpaid overriding royalties, and has appealed the Bankruptcy Court's ruling to the United States District Court for the Western District of Louisiana. That appeal has been fully briefed, but no decision has been rendered. As set forth in Note 5 below, in May 1996, the Company settled this litigation matter and all actions were dismissed.

   From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   As of March 31, 1996 and December 31, 1995, the primary components of accounts payable and accrued liabilities were:


(In thousands)                             1996     1995
----------------------------------------------------------
Accounts payable                           $  442   $  555
Undistributed net oil and natural gas       1,045    1,152
 revenue
Accrued pre-petition liabilities              452      518
Accrued operating and tax expenses            348      312
Operation advances                             10      159
Miscellaneous accruals                        583      657
----------------------------------------------------------
                                           $2,880   $3,353
==========================================================


5.  SUBSEQUENT EVENT

   On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received on April 19, 1996, $7,200,000 from NFG and all of the parties to the Settlement Agreement have dismissed all claims and counterclaims against each other. Pursuant to the amended credit agreements with BMOF, 50% of the gross settlement proceeds received by TGX were paid to BMOF in cancellation and full payment of the non-recourse note totaling $5,468,000, including interest of $816,000. In the second quarter of 1996,

TGX recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the $3.6 million BMOF final payment. Pursuant to a BMOF agreement, BMOF is to reimburse TGX for 50% of all taxes and royalties, if any, which may be due from such proceeds. As a result of the NFG litigation settlement proceeds and $100,000 payment to another third party entitled to participate in the proceeds, the Company recorded in the second quarter of 1996, $7.1 million as a net litigation settlement gain. As a result of the NFG settlement, TGX retired all of its then outstanding bank debt of $900,000 on April 22, 1996.

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


Balance Sheet
-------------
                                                                  March 31,             December 31,
                                                                    1996                    1995
                                                            -------------------       -------------------
                                                                (Unaudited)
                                                            Reported   Restated       Reported   Restated
                                                            --------   --------       --------   --------
Long-term debt                                              $    700   $  6,152       $    500   $  5,835
Accumulated deficit                                          (62,679    (68,131)       (57,969)   (63,304)
Total stockholders' deficit                                  (60,441)   (65,893)       (55,799)   (61,134)

Statement of Operations  (Unaudited)
--------------------------------------

                                                                    Three Months Ended March 31,
                                                                   1996                      1995
                                                                   ----                      ----
                                                            Reported   Restated       Reported   Restated
                                                            --------   --------       --------   --------
Interest expense                                            $     36   $    153       $     35   $    150
Net loss applicable to common stock                           (4,710)    (4,827)        (4,300)    (4,415)
Net loss per share of common stock                             (0.19)     (0.19)         (0.17)     (0.17)


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

                             RESULTS OF OPERATIONS

Quarter Ended March 31, 1996 ("1996") Compared to March 31, 1995 ("1995")
-------------------------------------------------------------------------

Following is a comparison of operating income (amounts in thousands):


                                            1996      1995       Change
                                            ----      ----       ------
Oil and natural gas revenues                $1,188     $ 967        23%
Natural gas gathering and treating             255       169        51%
Operating and workover expenses               (564)     (438)       29%
Depletion,depreciation and amortization       (228)     (182)       25%
General and administrative expenses           (660)     (414)       59%
                                            ------     -----      ----
Operating income (loss)                     $   (9)    $ 102      (109%)
                                            ======     =====      ====

   Consolidated revenues for 1996 increased $326,000 or 28% to $1,466,000 as compared to $1,140,000 for 1995. Though revenues for 1996 were higher, the current quarter yielded a marginal operating loss due primarily to higher 1996 operating and general and administrative expenses and an increase in non-cash depletion, depreciation and amortization.

Revenues
--------

   Oil and natural gas sales for 1996 increased 23% due to higher oil and gas product prices. A summary of oil and natural gas sales volumes and revenues for the respective periods follows:

                      Summary of Oil Volumes and Revenues

--------------------------------------------------------
                                 1996     1995    Change
--------------------------------------------------------
Oil revenues (in thousands)     $   319  $   315     1%
Oil sales volume (barrels)       16,700   18,400    (9%)
Oil average price per barrel    $ 19.10  $ 17.12    12%
--------------------------------------------------------

                 Summary of Natural Gas Production and Revenue

----------------------------------------------------------------
                                           1996    1995   Change
----------------------------------------------------------------
Natural gas revenues (in thousands)        $ 869   $ 652    33%
Natural gas production (BCF)                .423    .445    (5%)
Natural gas average sales price per MCF    $2.05   $1.46    40%
----------------------------------------------------------------

  On an equivalent unit basis (one barrel of oil equals six MCF of natural gas on a heating value basis), natural gas represents 81% of TGX's 1996 oil and
natural gas production volumes and 73% of oil and natural gas revenues.   Due to
the Company's production being heavily weighted toward gas, its revenues and cash flow is significantly influenced by changes in gas prices. During the first quarter of 1996, average gas prices increased by approximately $0.59 per Mcf from the March 31, 1995 average price of $1.46. Current quarter oil prices were also higher than the previous period by $1.98 per barrel. Higher oil and gas product prices resulted in an increase in such revenues for 1996 of $282,000.

   Natural gas sales volumes for 1996, including gas balancing, declined by 22,000 Mcf while oil volumes, including one time adjustments, decreased 1,700 barrels. Included in 1995 gas revenues is approximately 89,000 Mcf or $138,000 related to gas balancing revenues. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual. Excluding gas balancing revenues, gas sales volumes for 1996 increased by 67,000 Mcf or 19% to the comparable quarter. Oil volumes for 1995 also benefited by approximately 7,200 barrels or $116,000 related to a one-time payout adjustment. Excluding the payout adjustment barrels, 1996 oil sales volumes increased by 49% as compared to 1995.

   Natural gas gathering and treating revenues increased by 51% to $255,000 in 1996 as compared to $169,000 in 1995. This increase in primarily attributable to recoupment of previously deferred treating fees and higher per Mcf contract treating costs.

Costs and Expenses
------------------

   Consolidated costs and expenses for 1996 increased by $421,000 or 36% to $1,605,000 as compared to $1,184,000 for 1995. The increase in expenses was due primarily to higher 1996 operating and general and administrative expenses.

   For 1996, total operating expenses increased $126,000 or 29% to $564,000 as compared to $438,000 for 1995. Included in 1996 and 1995 operating expenses are workover costs totaling $86,000 and $119,000, respectively. Severance taxes, which are also included in operating expenses, included a one-time benefit related to a pre-petition tax settlement of $42,000 in 1995. Excluding workover costs and severance taxes, 1996 and 1995 operating expenses totaled $417,000 and $317,000, respectively, and represented 35% and 33% of oil and gas sales, respectively.

   Depletion, depreciation, and amortization ("DD&A") expense increased $46,000 or 25% to $228,000 in 1996 from $182,000 in 1995 due primarily to a higher weighted average DD&A rate per equivalent Mcf. The weighted average DD&A rate for 1996 on an equivalent Mcf basis is $0.41 as compared to 1995's rate of $0.30.

   General and administrative expenses in 1996 increased by $246,000 or 59% to $660,000 from $414,000 in 1995 due to additional 1996 legal costs and 1995 including reimbursements from previously managed partnerships. Legal costs for 1996 exceeded 1995 costs by $67,000 primarily due to increased activity regarding the NFG Litigation. This litigation was settled subsequent to quarter end (See Note 5). During late 1995, the Company as part of its plan of divesting non-strategic assets, liquidated the remaining eight managed partnerships. As a result, 1995 general and administrative costs benefited from partnership reimbursements of approximately $40,000 per month.

   Interest expense for 1996 and 1995 was relatively unchanged. Interest on the BMOF note, which is paid through the issuance of additional notes, for 1996 and 1995 was $117,000 and $115,000, respectively. Included in both periods is $9,000 of amortization of credit facility establishment costs which are being amortized over the initial term of the facility.

   The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 25% to $1,416,000 for 1996 as compared to $1,133,000 in 1995.

   Pursuant to the terms of the Plan, dividends for the Senior Preferred are calculated at 10%, compounded annually and resulted in dividends for 1996 of $3,205,000 as compared to $3,289,000 for 1995. Dividends on the Old Preferred stock were $67,000 for 1996 and 1995.


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

   The Bank One credit facility borrowings outstanding as of March 31, 1996 totaled $700,00 with a borrowing base of $2,350,000. The borrowing base is reduced monthly by $50,000. Due to the excess borrowing base over quarter end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt are reflected. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The facility is secured by substantially all of the Company's assets and includes financial and default covenants standard to the industry. Pursuant to the terms of the borrowing base facility, the Company must maintain certain financial ratios including a current ratio of 1 to 1, after excluding certain liabilities and making other adjustments as allowed under the facility. After making such current ratio adjustments, the Company has to date been in compliance with the current ratio test and other financial ratios. The Bank One credit facility was initially repayable in 36 month period and matures on July 13, 1997. As of March 31, 1996, the Company had $5,452,000, including interest of $800,000, of non-recourse BMOF outstanding debt. The BMOF debt is secured only by the NFG Litigation and proceeds, if any, that might be received therefrom. (See Note 5)

   The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics. Accordingly, it is not classified as a component of stockholders' equity. At March 31, 1996, the Senior Preferred redemption value and accrued dividends, were $88,514,000 and $43,487,000, respectively. These amounts, plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

   At March 31, 1996, the Stockholders' deficit was $65,893,000. Due to the dividend requirements for the Senior, Junior, and Old Preferred Stock and accretion of the redemption value of Senior Preferred, under the current capital structure, it is probable that the Company's Stockholders' equity will remain a deficit for the foreseeable future.

                        LIQUIDITY AND CAPITAL RESOURCES

   For 1996 to date, the Company's cash provided by operating activities was a deficit of $249,000. The deficit was primarily the result of changes in working capital. Included in cash provided by operating activities is cash received of approximately $258,000 from the Company's 35% equity investment in the Comite Field Plant Venture.

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

   As detailed in Note 5, subsequent to quarter end the Company settled its NFG Litigation resulting in the Company receiving $7,200,000. The Company paid $3,600,000 to BMOF as full and final payment of the $5,468,000, including interest of $816,000, of BMOF debt then outstanding. The Company retained $3,500,000 of the litigation settlement proceeds after BMOF and other third party payments. A portion of the litigation proceeds were utilized to repay the $900,000 of then existing bank debt and the $400,000 litigation settlement of the pre-petition and administrative claim related to an overriding royalty.

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

                           Part II.  Other Information

Item 1.    LEGAL PROCEEDINGS

   Except as set forth in Note 5 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB/A, there have been no substantial developments related to the legal proceedings described therein.

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

 (a)  Exhibits: - Exhibit 27 - Financial Data Schedule

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


                                   TGX CORPORATION
                                   (Registrant)



Date: February 25, 1997            By:   /S/  Michael A. Gerlich
                                        ----------------------------------
                                        Vice President and
                                        Chief Financial Officer