Form 10QSB/A
period 1996-06-30
TGX CORP
filed 1997-02-25
CIK 319650

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

For the transition period from           to
Commission file number 0-10201

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

                                TGX CORPORATION
          Report on Form 10-QSB/A For The Quarter Ended June 30, 1996

                                     Index

                                                                            Page

     Part I.  Financial Information

          Item 1. Financial Statements (Unaudited)                            1

                  Consolidated Balance Sheet -
                  June 30, 1996 and December 31, 1995                         2

                  Consolidated Statement of Operations -
                  Three and Six Month Periods Ended June 30, 1996 and 1995    3

                  Consolidated Statement of Cash Flows -
                  Six Month Periods Ended June 30, 1996 and 1995              4

                  Notes to Consolidated Financial Statements (Unaudited)      5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

Part II.  Other Information                                                  16

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

                                TGX Corporation
          Report on Form 10-QSB/A For the Quarter Ended June 30, 1996

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

PRIOR PERIOD ADJUSTMENTS

     In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG Litigation"). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. (See Note 5 of Notes to Consolidated Financial Statements)

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
Note 1

-------------------------------------------------------------------------------------------
                                                                       (Restated - Note 5)
                                                                     June 30,   December 31,
(In thousands,  except for share data)                                 1996          1995
-------------------------------------------------------------------------------------------
                                                                   (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                                         $  2,497       $    384

  Accounts receivable,  net of allowance for doubtful                  1,023          1,141
   accounts of $320

  Accounts receivable from affiliates                                      -              6

  Other current assets                                                   142             51
-------------------------------------------------------------------------------------------
  Total current assets                                                 3,662          1,582
-------------------------------------------------------------------------------------------

Property and equipment:
  Oil and natural gas properties                                      11,709         11,340

  Other property and equipment                                           254            203

  Accumulated depletion,  depreciation and amortization               (4,599)        (4,132)
-------------------------------------------------------------------------------------------
  Property and equipment,  net                                         7,364          7,411
-------------------------------------------------------------------------------------------
Investment in Comite Field Plant Venture                                 705            739

Other assets                                                              41             59
-------------------------------------------------------------------------------------------
  Total other assets                                                     746            798
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 11,772       $  9,791
===========================================================================================
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities - Note 4                  $  2,402       $  3,353
-------------------------------------------------------------------------------------------
  Total current liabilities                                            2,402          3,353
-------------------------------------------------------------------------------------------
Long-term debt - Note 2                                                    -          5,835
-------------------------------------------------------------------------------------------
  Total liabilities                                                    2,402          9,188
-------------------------------------------------------------------------------------------
Commitments and Contingencies - Note 3

Redeemable Senior Preferred Stock  8,788,571 and 8,851,360 issued, respectively;  redemption value  $87,886 and $88,514,
 respectively                                                         70,996         61,737
-------------------------------------------------------------------------------------------
Stockholders' deficit:
  9% Cumulative Convertible Preferred Stock,  300,000 shares issued plus 171,000 and 158,000,  respectively,
   shares to be issued for dividends                                     471            458

Common Stock,  28,976,791 shares issued and 24,955,807 and
 24,956,033, respectively,  outstanding                                  290            290

Additional paid-in capital                                             1,543          1,422

Accumulated deficit                                                  (63,930)       (63,304)
-------------------------------------------------------------------------------------------
  Total stockholders' deficit                                        (61,626)       (61,134)
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                        $ 11,772       $  9,791
===========================================================================================

     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1

---------------------------------------------------------------------------------------------------
                                                                  (Restated - Note 5)
                                                         Three Months                  Six Months
                                                         Ended June 30,              Ended June 30,
(In thousands, except per share data)                   1996       1995             1996       1995
---------------------------------------------------------------------------------------------------
REVENUES
Oil and natural gas sales                            $ 1,139    $   695          $ 2,327    $ 1,662
Natural gas gathering                                     50         64              108        125
Equity earnings in Comite Field Plant Venture            112        108              309        216
Litigation settlement gain,  net - Note 2              7,100          -            7,100          -
Gain on property sales                                   137          -              145          -
Other                                                     42         92               57         96
---------------------------------------------------------------------------------------------------
                                                       8,580        959           10,046      2,099
---------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                       519        551            1,083        989
Depletion, depreciation and amortization                 233        189              461        371
General and administrative expenses                      593        168            1,253        582
Exploration costs                                          -         38                -         38
Interest                                                  34        142              187        292
---------------------------------------------------------------------------------------------------
                                                       1,379      1,088            2,984      2,272
---------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN (LOSS)                            7,201       (129)           7,062       (173)
Income tax expense                                       127          -              127          -
---------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS)         7,074       (129)           6,935       (173)
Extraordinary gain (loss), net of                      1,831        (25)           1,831         93
 income taxes of $37 (1996)-Note 2 2
---------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                      8,905       (154)           8,766        (80)
Preferred stock dividends                             (3,255)    (3,394)          (6,527)    (6,750)
Accretion of Senior Preferred redemption value        (1,449)    (1,193)          (2,865)    (2,326)
---------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK         $ 4,201    $(4,741)         $  (626)   $(9,156)
===================================================================================================
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Before extraordinary gain (loss)                     $0.10     $(0.19)          $(0.10)    $(0.36)
  Extraordinary gain (loss)                             0.07          -             0.07          -
---------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK            $0.17     $(0.19)        $(  0.03)    $(0.36)
===================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                     24,956     25,254           24,956     25,254
===================================================================================================

     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1

----------------------------------------------------------------------------
                                                       (Restated - Note 5)

                                                          Six Months Ended
                                                              June 30,
(In thousands)                                         1996             1995
----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                  $ 8,766          $   (80)
 Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
    Depletion, depreciation and amortization            461              371
    Amortization of debt transaction costs and
     stock compensation                                  31               50
    Distribution in excess of equity earnings            34               54
    Gain on property sales                             (145)               -
    Interest to be paid through issuance of
     additional notes                                   133              231
    Extraordinary gain                               (1,868)             (93)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                   118              364
      Decrease in accounts receivable from
       affiliates                                         6              141
      Increase in other current assets                  (91)             (54)
      Decrease in accounts payable and
       accrued liabilities                             (951)            (183)
----------------------------------------------------------------------------
Net cash provided by operating activities             6,494              801
----------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                (420)            (178)
   Proceeds from disposal of assets                     145                -
   Decrease (increase) in other assets                   (6)               5
----------------------------------------------------------------------------
   Net cash used by investing activities               (281)            (173)
----------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments on long-term debt and
     notes payable                                   (4,500)          (1,228)
    Advances pursuant to revolving credit
     facility                                           400              200
----------------------------------------------------------------------------
    Net cash used in financing activities            (4,100)          (1,028)
----------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                     2,113             (400)
Cash and cash equivalents at beginning of period        384              676
----------------------------------------------------------------------------
Cash and cash equivalents at end of period          $ 2,497          $   276
============================================================================
Supplemental Disclosure of Non-Cash
 Financing Activities:
  Forgiveness of long term debt and notes
   payable,  net of taxes of $37 (1996)             $ 1,831          $    93
  Interest to be paid through the
   issuance of additional notes                         133              231


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

2. LONG-TERM DEBT AND NOTES PAYABLE

   As of June 30, 1996 and December 31, 1995, the components of long-term debt were:

------------------------------------------------------
                                June 30,  December 31,
(Thousands of dollars)            1996        1995
------------------------------------------------------
Bank borrowings:
  Revolving credit (secured)    $   -       $  500
  Non-recourse note                          5,335
------------------------------------------------------
  Less current maturities           -            -
------------------------------------------------------
  Long-term debt                $   -       $5,835
======================================================

   On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. The Bank One facility bears interest at Bank One's stated rate plus two percent and is secured by substantially all of the Company's oil and gas properties. The Bank One facility at June 30, 1996 had a borrowing base of $2,200,000. The borrowing base is redetermined every six months or at Bank One's discretion and is reduced monthly by $50,000. The loan matures on July 13, 1997. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio, after excluding certain liabilities and other adjustments as allowed under the facility, of 1 to 1 and a tangible net worth, including Senior Preferred stock, of a minimum of $5,000,000, and other financial ratios.

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

  In January 1994, in conjunction with the Company's sale of certain assets to Belden & Blake Corporation ("BBC"), the Company made a debt service payment of approximately $14.3 million to BMO. As set forth above, in July 1994, in connection with a series of agreements entered into between the Company and Bank One, the Company paid approximately $1,452,000 to BMO and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of its outstanding indebtedness to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO subsequently assigned its rights to the loan, security and the Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). The BMOF note was to mature on December 31, 1997, subject to each party having the right to extend the maturity date and bore interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elected to extend the maturity date of such loan, no cash payment for such interest was required; instead, the Company was to pay interest in kind through the issuance of additional notes to BMOF. As of December 31, 1995, total accrued interest pursuant to the BMOF note was $683,000, resulting in a total year-end BMOF debt of $5,335,000.

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

  On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received on April 19, 1996 $7.2 million from NFG and all parties to the Settlement Agreement have dismissed all claims and counterclaims against each other. Pursuant to the amended credit agreements with BMOF, 50% of the gross settlement proceeds received by TGX were paid to BMOF in cancellation and full payment of the non-recourse note totaling $5,468,000, including interest of $816,000. TGX recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the $3.6 million BMOF final payment. Pursuant to a BMOF agreement, BMOF is to reimburse TGX for 50% of all taxes and royalties, if any, which may be due from such proceeds. As a result of the NFG litigation settlement proceeds and $100,000 payment to another third party entitled to participate in the proceeds, the Company recorded $7.1 million as a net litigation settlement gain.

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

Other
-----

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   As of June 30, 1996 and December 31, 1995, the primary components of accounts payable and accrued liabilities were:


(In thousands)                             1996     1995
----------------------------------------------------------
Accounts payable                           $  209   $  555

Undistributed net oil and natural gas
 revenue                                    1,182    1,152

Accrued pre-petition liabilities              403      518

Accrued operating and tax expenses            248      312

Operation advances                             17      159

Miscellaneous accruals                        343      657
----------------------------------------------------------
                                           $2,402   $3,353
==========================================================

5. PRIOR PERIOD ADJUSTMENTS

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


Balance Sheet
-------------
                                                        June 30,                                    December 31,
                                                          1996                                          1995
                                                ------------------------                     --------------------------
                                                      (Unaudited)
                                               Reported              Restated             Reported                 Restated
                                              ---------              --------             --------                 --------
Long-term debt                                $      -                $      -            $    500               $  5,835
Accumulated deficit                            (63,930)                (63,930)            (57,969)               (63,304)
Total stockholders' deficit                    (61,626)                (61,626)            (55,799)               (61,134)

Statement of Operations (Unaudited)
-----------------------------------
                                                                           Three Months Ended
                                                                                 June 30,
                                                          1996                                          1995
                                                ------------------------                     --------------------------
                                               Reported              Restated             Reported                 Restated
                                              ---------              --------             --------                 --------
Litigation settlement gain, net               $  3,500                $  7,100            $      -               $      -
Interest expense                                    18                      34                  26                    142
Income tax expense                                 164                     127                   -                      -
Extraordinary loss, net of taxes of $37              -                   1,831                 (25)                   (25)
Net income (loss) applicable to common stock    (1,251)                  4,201              (4,625)                (4,741)
Net income (loss) per share of common stock      (0.05)                   0.17               (0.18)                 (0.19)

                                                                             Six Months Ended
                                                                                 June 30,
                                                          1996                                          1995
                                                ------------------------                     --------------------------
                                               Reported              Restated             Reported                 Restated
                                              ---------              --------             --------                 --------
Litigation settlement gain, net               $  3,500                $  7,100            $      -               $      -
Interest expense                                    54                     187                  61                    292
Income tax expense                                 164                     127                   -                      -
Extraordinary loss, net of taxes of $37 (1996)       -                   1,831                  93                     93
Net loss applicable to common stock             (5,961)                    626              (8,925)                (9,156)
Net loss per share of common stock               (0.24)                  (0.03)              (0.35)                 (0.36)

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

   Amounts in this discussion and analysis have been restated as disclosed in
Note 5 of the Notes to Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 ("1996") Compared to June 30, 1995 ("1995")
--------------------------------------------------------------------------

   Consolidated revenues for the first half of 1996 totaled $10,046,000, up $7,947,000 from 1995 consolidated revenues of $2,099,000. The substantial increase for 1996 is due to the recognition of a net litigation settlement gain of $7,100,000 related to the NFG Litigation and a $145,000 gain on property sales, both non-recurring items, combined with improved results in other areas as discussed below.

   Total costs and expenses for 1996 were $2,984,000, up $712,000 or 31% over total costs and expenses reported for the same period in 1995. Over half of the 1996 expense increase is related to second quarter recognition in 1995 of a $425,000 receivable allowance recoupment which decreased general and administrative expense for both the three month and six month periods of 1995.

   Net income before income taxes and extraordinary gain in the first half of 1996 was $7,062,000, compared to a loss of $173,000 for 1995.

Revenues
--------

   Revenues from oil and natural gas sales for the 1996 period were $2,327,000, up 40% or $665,000 over 1995 on improved volumes and prices. A summary of oil and natural gas sales volumes and revenues for the respective periods follows:


         Summary of Oil Volumes and Revenues

                                       1996     1995    Change
--------------------------------------------------------------

Oil revenues (in thousands)           $   726  $   561      29%

Oil sales volume (barrels)             36,300   31,600      15%

Oil average sales price per barrel    $ 20.00  $ 17.75      13%
--------------------------------------------------------------

                   Summary of Natural Gas Volumes and Revenue

                                           1996     1995    Change
------------------------------------------------------------------

Natural gas revenues (in thousands)        $1,601   $1,101      45%

Natural gas sales volume (Mmcf)               776      748       4%

Natural gas average sales price per Mcf    $ 2.06   $ 1.47      40%
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

   For the three month period ended June 30, 1996, oil and gas revenues were $1,139,000, representing an increase of $444,000 or 64% from the comparable three month period in 1995. Of the current quarter revenue increase, $251,000 is attributed to product price increases and $193,000 to sales volume increases. Oil and gas prices for the current three month period were $20.77 and $2.07, respectively, for 1996, as compared to same period 1995 prices of $18.56 and $1.49, respectively. During the current quarter of 1996 oil and gas sales volumes were 19,600 barrels and 353,000 Mcf as compared to 1995's reported sales volumes of 13,200 barrels and 303,000 Mcf, representing an increase of 48% and 16%, respectively. The sales volume increases for the quarter and the first half of 1996 reflect the successful results of the Company=s acquisition, drilling and workover activity.

   Natural gas gathering and equity earnings in Comite Field Plant Venture revenues increased by 22% to a combined total of $417,000 in 1996 as compared to $341,000 in 1995. This increase is primarily attributable to recoupment of previously deferred treating fees and higher per Mcf contract treating fees.

   As previously mentioned, on April 12, 1996 the Company entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the agreement, TGX received on April 19, 1996 $7.2 million from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. Pursuant to amended credit agreements with BMOF (See Note 2), 50% of the gross settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse note, which as of date of settlement totaled $5,468,000, including interest of $816,000.
In conjunction with the final payment to BMOF of $3.6 million, the Company recognized an extraordinary gain from debt forgiveness of $1,831,000, net of income taxes of $37,000. As a result of the NFG proceeds and $100,000 payment to another third party entitled to participate in the proceeds, the Company recorded a $7.1 million net litigation settlement gain in 1996.

   For 1996 the Company recorded property sales and other revenues of $202,000 as compared to 1995 revenues of $96,000. The increase in 1996 revenues is primarily the result of the Company selling approximately 54 marginal wells for net proceeds of $145,000. Included in 1995 revenues is approximately $50,000 of gain recognized in the liquidation of various Company managed limited partnerships. The limited partnership liquidation was completed in late 1995.

Costs and Expenses
------------------

   Consolidated costs and expenses for 1996 increased by $712,000 or 31% to $2,984,000 as compared to $2,272,000 for 1995. The increase in expenses was primarily due to higher 1996 operating and general and administrative expenses and an increase in non-cash depletion, depreciation and amortization expense.

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

   Interest expense for 1996 decreased $105,000 due to lower bank borrowings and BMOF final payment in April 1996. Interest on the BMOF non-recourse note for 1996 and 1995 was $133,000 and $231,000, respectively. Included in both periods is $18,000 of amortization of credit facility establishment costs which are being amortized over the initial term of the facility.

   Due to tax loss carryforwards, the Company currently pays federal alternative minimum income taxes only. In conjunction with the recognition of the litigation settlement and related tax gain resulting from the final BMO debt settlement, the Company has estimated and accrued alternative minimum income taxes in 1996 of $164,000, which includes $37,000 of income tax related to the extraordinary gain. The tax expense recognized represents an effective tax rate of approximately 2% on income before income taxes.

   Debt forgiveness for 1996 and 1995 resulted in the recognition of an extraordinary gain of $1,831,000, net of income taxes of $37,000, and $93,000, respectively. The 1996 gain is the result of payment of 50% of the NFG Litigation proceeds or $3.6 million, pursuant to the amended credit agreement, in full settlement of the BMOF note of $4,652,000 and related accrued interest of $816,000. The BMOF debt forgiveness extraordinary gain of $1,868,000 was reduced by related income taxes of $37,000. The 1995 gain of $93,000 was derived from Administrative Note settlements and claim forfeitures.

   Pursuant to the terms of the Plan, dividends for the Senior Preferred Stock are calculated at 10%, compounded annually and resulted in dividends for 1996 of $6,393,000 as compared to $6,616,000 for 1995. Dividends on the Old Preferred Stock were $134,000 for 1996 and 1995.

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

   At June 30, 1996, the Company had positive working capital of $1,260,000 which represents an increase of $3,031,000 from the prior year end deficit. The significant improvement in working capital is attributable to the $3.5 million of net litigation settlement proceeds retained by the Company after BMOF debt and other third party participation payments.

   As a result of the litigation settlement proceeds, in April 1996, the Company paid $3,600,000 in full settlement of the $5,468,000 of BMOF debt, including interest of $816,000. The Company also retired $900,000 of Bank One credit facility borrowings then outstanding and had no borrowings outstanding as of June 30, 1996. The borrowing base under the Bank One credit facility at June 30, 1996 was $2,200,000 and is reduced monthly by $50,000. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One=s election. The credit facility is secured by substantially all of the Company=s assets and includes financial and default covenants standard to the industry. The Bank One credit facility is repayable over a 36 month period and any borrowings outstanding are due on July 13, 1997.

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


                        LIQUIDITY AND CAPITAL RESOURCES

   For 1996 to date, the Company's cash provided by operating activities was $6,494,000 and included net litigation settlement proceeds of $7.1 million of which $3.6 million was paid to BMOF.(See Note 2). Also, included in cash provided by operating activities is approximately $343,000 of proceeds received from the Company's 35% equity investment in the Comite Field Plant Venture. The decrease in accounts payable and accrued liabilities of $951,000 includes the payment of $400,000 in regards to litigation settlement of a pre-petition administrative claim which had been previously accrued. Primarily as a result of the litigation settlement, the Company had a positive working capital of $1,260,000 at the end of the current quarter.

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