Form 10QSB/A
period 1996-09-30
TGX CORP
filed 1997-02-25
CIK 319650

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 205491
                                FORM 10-QSB/A
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of November 14 , 1996 there were 24,955,807 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
       Report on Form 10-QSB/A For The Quarter Ended September 30, 1996

                                     Index

                                                                                    Page


Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)                                     1

                  Consolidated Balance Sheet -
                  September 30, 1996 and December 31, 1995                             2

                  Consolidated Statement of Operations -
                  Three and Nine Month Periods Ended September 30, 1996 and 1995       3

                  Consolidated Statement of Cash Flows -
                  Nine Month Periods Ended September 30, 1996 and 1995                 4

                  Notes to Consolidated Financial Statements (Unaudited)               5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 11

Part II.  Other Information                                                           16

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

                                TGX Corporation
       Report on Form 10-QSB/A For the Quarter Ended September 30, 1996

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

PRIOR PERIOD ADJUSTMENTS
------------------------

     In July 1994, the Company restructured and converted its Bank of Montreal ("BMO") debt of $4,652,000 to a nonrecourse note secured only by proceeds, if any, which might be received from the National Fuel Gas Distribution Corporation litigation ("NFG" Litigation). This restructuring and conversion was accounted for as an exchange transaction presented as an extinguishment of debt in accordance with Emerging Issues Task Force Consensus No. 86-18 and resulted in the recognition of an extraordinary gain, net of transaction costs of $492,000, of $4,160,000 in the third quarter of 1994. In connection with responding to comments from the Securities and Exchange Commission in connection with a 1996 filing, the Company accepted the Securities and Exchange Commission's determination that generally accepted accounting principles require the Company to account for the restructuring and conversion of debt as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. As a result of this change, the financial statements for September 30, 1994 through the current reported period have been restated to restore the liability for the nonrecourse BMO debt, including accrued interest, and to reverse the extraordinary gain recognized in 1994. This restatement did not impact cash flow during the period September 30, 1994 through the current reported period. The Company did, however, upon resolution of the NFG Litigation in April 1996, reflect a net gain from litigation settlement of $7,100,000 and an extraordinary debt extinguishment gain of $1,868,000, and made a final debt payment to BMO of $3,600,000. (See Note 5 of Notes to Consolidated Financial Statements)

TGX Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
Note 1
---------------------------------------------------------------------------
                                                   (Restated - Note 5)
                                               September 30,   December 31,
(In thousands,  except for share data)              1996           1995
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $  3,089       $    384
  Accounts receivable,  net of
   allowance for doubtful accounts of
   $320                                                1,005          1,141
  Accounts receivable from affiliates                      -              6
  Other current assets                                   224             51
---------------------------------------------------------------------------
  Total current assets                                 4,318          1,582
---------------------------------------------------------------------------
Property and equipment:
  Oil and natural gas properties                      12,089         11,340
  Other property and equipment                           264            203
  Accumulated depletion,  depreciation
   and amortization                                   (4,873)        (4,132)
---------------------------------------------------------------------------
  Property and equipment,  net                         7,480          7,411
---------------------------------------------------------------------------
Investment in Comite Field Plant Venture                 693            739
Other assets                                              58             59
---------------------------------------------------------------------------
  Total other assets                                     751            798
---------------------------------------------------------------------------
TOTAL ASSETS                                        $ 12,549       $  9,791
===========================================================================
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Accounts payable and accrued
  liabilities - Note 4                              $  2,979       $  3,353
---------------------------------------------------------------------------
  Total current liabilities                            2,979          3,353
---------------------------------------------------------------------------
Long-term debt - Note 2                                    -          5,835
---------------------------------------------------------------------------
  Total liabilities                                    2,979          9,188
---------------------------------------------------------------------------
Commitments and contingencies - Note 3

Redeemable Senior Preferred Stock
 8,788,571 and 8,851,360 issued,
 respectively;  redemption value
 $87,886 (1996) and $88,514 (1995)                    75,818         61,737
---------------------------------------------------------------------------
Stockholders' deficit:
  9% Cumulative Convertible Preferred
   Stock,  300,000 shares issued plus
   178,000 and 158,000,  respectively,
   shares to be issued for dividends                     478            458

Common stock,  28,976,791 shares issued
 and 24,955,807 (1996) and
 24,956,033 (1995) outstanding                           290            290

Additional paid-in capital                             1,604          1,422
Accumulated deficit                                  (68,620)       (63,304)
---------------------------------------------------------------------------
  Total stockholders' deficit                        (66,248)       (61,134)
---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                            $ 12,549       $  9,791
===========================================================================



     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) Note 1

--------------------------------------------------------------------------------------------------------------
                                                                    (Restated Note - 5)
                                                          Three Months                       Nine Months
                                                       Ended September 30,                Ended September 30,
(In thousands, except per share data)                    1996       1995                  1996            1995
--------------------------------------------------------------------------------------------------------------
REVENUES
Oil and natural gas sales                             $ 1,146    $   830               $ 3,473       $   2,492
Natural gas gathering                                      65         72                   173             197
Equity earnings in Comite Field Plant Venture             130        142                   439             358
Litigation settlement gain,  net - Note 2                   -          -                 7,100               -
Gain on property sales                                      -          -                   145               -
Other                                                     176        200                   233             297
--------------------------------------------------------------------------------------------------------------
                                                        1,517      1,244                11,563           3,344
--------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                        484        503                 1,567           1,492
Depletion, depreciation and amortization                  268        249                   729             620
General and administrative expenses                       547        253                 1,800             835
Exploration costs                                           -         19                     -              57
Interest                                                   24        133                   211             426
--------------------------------------------------------------------------------------------------------------
                                                        1,323      1,157                 4,307           3,430
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN                                      194         87                 7,256             (86)
Income tax expense                                          -          -                   127               -
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                   194         87                 7,129             (86)
Extraordinary gain,  net of income
 taxes of $37 (1996) - Note 2                               -          -                 1,831              93
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                194         87                 8,960               7
Preferred stock dividends                              (3,308)    (3,431)               (9,835)        (10,181)
Accretion of Senior Preferred
 redemption value                                      (1,576)    (1,259)               (4,441)         (3,585)
--------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                   $(4,690)   $(4,603)              $(5,316)      $ (13,759)
==============================================================================================================
NET LOSS PER SHARE OF COMMON STOCK:
  Before extraordinary gain                            $(0.19)    $(0.18)               $(0.28)         $(0.55)
  Extraordinary gain                                        -          -                  0.07               -
--------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE OF COMMON STOCK                     $(0.19)    $(0.18)               $(0.21)         $(0.55)
==============================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                      24,956     24,956                24,956          24,956
==============================================================================================================

     See accompanying notes to unaudited consolidated financial statements

TGX Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) Note 1

--------------------------------------------------------------------------------------
                                                                   (Restated - Note 5)
                                                                    Nine Months Ended
                                                                      September 30,
(In thousands)                                                         1996      1995
---------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                           $ 8,960   $     7
 Adjustments to reconcile net income to
  cash provided by operating activities:
    Depletion, depreciation and amortization                              729       620
    Amortization of debt transaction
     costs and stock compensation                                          44        64
    Distributions in excess of equity earnings                             46        95
    Gain on property sales                                               (145)        -
    Interest to be paid through
     issuance of additional notes                                         133       348
    Extraordinary gain                                                 (1,868)      (93)
    Changes in operating assets and
     liabilities:
      Decrease in accounts receivable                                     136       244
      Decrease in accounts receivable
       from affiliates                                                      6       205
      Increase in other current assets                                   (173)      (16)
      Decrease in accounts payable and
       accrued liabilities                                               (374)     (552)
---------------------------------------------------------------------------------------
Net cash provided by operating activities                               7,494       922
---------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                  (810)     (306)
   Proceeds from disposal of assets                                       145         -
   Increase in other assets                                               (24)       (4)
---------------------------------------------------------------------------------------
   Net cash used by investing activities                                 (689)     (310)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments on long-term
     debt and notes payable                                            (4,500)   (1,378)
    Advances pursuant to revolving credit facility                        400       350
---------------------------------------------------------------------------------------
    Net cash used in financing activities                              (4,100)   (1,028)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    2,705      (416)
Cash and cash equivalents at beginning of period                          384       676
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $ 3,089   $   260
=======================================================================================
Supplemental Disclosure of Non-Cash
 Financing Activities:
  Forgiveness of long term debt and notes payable,
   net of taxes of $37(1996)                                          $ 1,831   $    93
  Interest to be paid through issuance of additional notes                133       348

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

2. LONG-TERM DEBT AND NOTES PAYABLE

   As of September 30, 1996 and December 31, 1995, the components of long-term debt were:

-----------------------------------------------------------
                                September 30,  December 31,
(Thousands of dollars)              1996           1995
-----------------------------------------------------------
Bank borrowings:
  Revolving credit (secured)      $   -            $  500
  Non-recourse note                   -             5,335
  Less current maturities             -                 -
-----------------------------------------------------------
  Long-term debt                  $   -            $5,835
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

   In January 1994, in conjunction with the Company's sale of certain assets to Belden & Blake Corporation ("BBC"), the Company made a debt service payment of approximately $14.3 million to BMO. As set forth above, in July 1994, in connection with a series of agreements entered into between the Company and Bank One, the Company paid approximately $1,452,000 to BMO and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of its outstanding indebtedness to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO subsequently assigned its rights to the loan security and Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). The BMOF note was to mature on December 31, 1997, subject to each party having the right to extend the maturity date and bore interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elected to extend the maturity date, no cash payment for such interest is required; instead, the Company was to pay interest in kind through the issuance of additional notes to BMOF. As of December 31, 1995, total accrued interest pursuant to the BMOF note was $683,000, payable through the issuance of additional notes, resulting in total year-end BMOF debt of $5,335,000.

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

   On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, on April 19, 1996, TGX received $7.2 million from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. Pursuant to the amended credit agreements with BMOF, 50% of the gross settlement proceeds received by TGX were paid to BMOF in cancellation and full payment of the non-recourse note totaling $5,468,000, including interest of $816,000. In conjunction with the final payment to BMOF of $3.6 million, the Company recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000. Pursuant to a BMOF agreement, BMOF is to reimburse TGX for 50% of all taxes and royalties, if any, which may be due from such proceeds. As a result of the NFG Litigation settlement proceeds and a $100,000 payment to another third party entitled to participate in the proceeds, the Company recorded $7.1 million as a net litigation settlement gain.

   During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization

("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes, the Company's excess operating funds, if any, were to be applied toward the balances due. In early 1995, the Company negotiated settlement with all of the remaining Administrative Note holders. As a result of negotiated settlements and forfeitures, the Company recorded an extraordinary gain in 1995 of $93,000.

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

   In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, (Case No. 383844, Division "A"). The petition alleges that the unleased owners are entitled to a refund of all revenue paid since first production (between 1982 and 1984) attributable to their proportionate unit interest which had been paid to TGX and other working interest owners to offset the proportionate share of costs associated with the wells attributable to the Plaintiff's mineral interest. TGX has denied that it is liable on two grounds. First, TGX has argued that the unleased owners cannot establish their claim under Louisiana law. Second, TGX has argued that even if a claim can be established, any claim which arose prior to the date of the entry of the order confirming TGX's Plan has been discharged. To establish the second defense, TGX filed a lawsuit in the Bankruptcy Court (Case No. 96AP-1047). Recently, the Bankruptcy Court found that such claims were not discharged and, consequently denied the relief requested by TGX. TGX has asked the Bankruptcy Court to reconsider its ruling. In the event the Bankruptcy Court does not reconsider its ruling, TGX intends to appeal the ruling. In July 1995, certain royalty owners in the same wells commenced a separate legal action in U.S. District Court, Baton Rouge, Louisiana (Case No. 95-744) alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Recently, the District Court entered an order granting TGX's motion for partial summary judgment which held that all of the royalty owners' claims preceding the filing of the suit by more than three years were time barred. Both cases are in the early discovery stage and TGX is unable to predict the outcome of either action. If settlement negotiations are not successful, TGX will vigorously defend itself in the lawsuits.

   From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.


Recapitalization Proposal
-------------------------

     TGX has filed a registration statement relating to the merger of TGX with its wholly-owned subsidiary, GeoStrat Resources, Inc. ("GeoStrat"), in order to effect a recapitalization of its existing security holders. Pursuant to the recapitalization, holders of TGX Senior Preferred stock would receive one-half share of GeoStrat common stock for each share of TGX Senior Preferred they currently hold. Other series of TGX preferred stock and TGX common stock would be eliminated pursuant to the proposed merger. The Board of Directors retained American Appraisal Associates, Inc. as an independent consultant to review the terms of the proposed merger and American Appraisal determined that the proposal would be fair to the stockholders of TGX from a financial point of view.

     The Board of Directors of TGX, which would become the Board of Directors of GeoStrat if the merger is approved, stated that they believed the proposed merger would help position GeoStrat to meet the economic and industry needs presently being placed on TGX as a result of the need to have significantly greater capital than TGX presently has access to, would create the flexibility and liquidity required for the future stability and growth, would advance its strategic objectives by allowing GeoStrat to potentially raise additional capital, and would enhance the value to the Senior Preferred stockholders by providing a more readily available public market. The proposed merger and recapitalization is anticipated to be presented to the TGX shareholders at a special meeting to be held in 1997.


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of September 30, 1996 and December 31, 1995, the primary components of accounts payable and accrued liabilities were:


(In thousands)                             1996     1995
----------------------------------------------------------
Accounts payable                           $  162   $  555
Undistributed net oil and natural gas
 revenue                                    1,484    1,152
Accrued pre-petition liabilities              354      518
Accrued operating and tax expenses            341      312
Operation advances                            201      159
Miscellaneous accruals                        437      657
----------------------------------------------------------
                                           $2,979   $3,353
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

Balance Sheet
-------------
                                        September 30,                              December 31,
                                            1996                                       1995
                                -----------------------------                -------------------------
                                        (Unaudited)
                                Reported             Restated                 Reported        Restated
                                --------             --------                 --------        --------
Long-term debt                  $      -             $      -                 $    500        $  5,835
Accumulated deficit              (68,620)             (68,620)                 (57,969)        (63,304)
Total stockholders' deficit      (66,248)             (66,248)                 (55,799)        (61,134)


Statement of Operations (Unaudited)
-----------------------

                                                            Three Months Ended
                                                              September 30,
                                            1996                                        1995
                                -----------------------------                 ------------------------
                                Reported             Restated                 Reported        Restated
                                --------             --------                 --------        --------
Interest expense                $     24             $     24                 $     16        $    133
Income tax (benefit)                   -                    -                     (150)              -
Net income (loss) applicable
 to common stock                  (4,690)              (4,690)                  (4,336)         (4,603)
Net income (loss) per share
 of common stock                   (0.19)               (0.19)                   (0.17)          (0.18)


                                                           Nine Months Ended
                                                             September 30,
                                            1996                                        1995
                                -----------------------------                 ------------------------
                                Reported             Restated                 Reported        Restated
                                --------             --------                 --------        --------
Litigation settlement
 gain, net                      $  3,500             $  7,100                 $      -        $      -
Interest expense                      78                  211                       78              426
Income tax expense
 (benefit)                           164                  127                     (150)               -
Extraordinary gain,
  net of taxes                         -                1,831                       93               93
Net loss applicable to
  common stock                   (10,651)              (5,316)                 (13,261)         (13,759)
Net loss per share of
  common stock                     (0.43)               (0.21)                   (0.53)           (0.55)

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

                             RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 ("1996") Compared to September 30, 1995
----------------------------------------------------------------------------
("1995")
--------

   Consolidated revenues for 1996 totaled $11,563,000, an increase of $8,219,000 from 1995 consolidated revenues of $3,344,000. The substantial revenue increase for 1996 is due to the recognition of a net litigation settlement gain of $7,100,000 related to the NFG Litigation and a $145,000 gain on property sales, both non-recurring items, combined with improvements in operation areas as discussed below.

   Total costs and expenses for 1996 were $4,307,000, an increase of $877,000 or 26% over total costs and expenses for 1995 of $3,430,000. Over half of the 1996 expense increase is related to recognition in 1995 of $425,000 of receivable allowance recoupment and $166,000 of franchise tax settlement benefit which decreased general and administrative expense for 1995.

   Net income before income taxes and extraordinary gain for 1996 was $7,256,000, as compared to a loss of $86,000 for 1995.

Revenues
--------

   Revenues from oil and and natural gas sales for 1996 were $3,473,000, up 39% or $981,000 over 1995 on improved oil volumes and product prices. A summary of oil and natural gas sales volumes and revenues for the respective nine month periods follows:


                      Summary of Oil Volumes and Revenues
-------------------------------------------------------------------
                                            1996     1995    Change
-------------------------------------------------------------------

Oil revenues (in thousands)                $ 1,112  $   838      33%
Oil sales volume (barrels)                  54,900   48,300      14%
Oil average sales price per barrel         $ 20.26  $ 17.35      17%
-------------------------------------------------------------------

                  Summary of Natural Gas Volumes and Revenue
-------------------------------------------------------------------
                                            1996     1995    Change
-------------------------------------------------------------------
Natural gas revenues (in thousands)       $ 2,361  $ 1,654      43%
Natural gas sales volume (Mmcf)             1,147    1,180     (3)%
Natural gas average sales price per Mcf    $ 2.06   $ 1.40      47%
------------------------------------------------------------------

On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 78% of TGX's 1996 oil and natural
gas sales volumes and 68% of oil and natural gas revenues.   Due to the
Company's production being heavily weighted toward gas, its revenues and cash flow are significantly influenced by changes in gas prices. During 1996, average gas prices increased to $2.06 or $0.66 per Mcf from the 1995 average price of $1.40. Current period oil prices were also higher than the previous period by $2.91 per barrel. Higher oil and gas product prices contributed to an increase in revenues for 1996 of $915,000.

   Natural gas sales volumes for 1996 were 1,147 Mmcf, down 3% from sales reported in 1995 of 1,180 Mmcf, which included non-recurring adjustments of 154 Mmcf related to gas imbalance cash settlements and 66 Mmcf related to well payout adjustments. Excluding 1995 gas balancing and payout adjustment volumes, gas sales volumes for 1996 increased by 187 Mmcf or 19%. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual.

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

     As previously mentioned, on April 12, 1996 the Company entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the agreement, TGX received on April 19, 1996 $7.2 million from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. Pursuant to amended credit agreements with BMOF (See Note 2), 50% of the gross settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse note, which as of date of settlement totaled $5,468,000, including interest of $816,000. In conjunction with the final payment to BMOF of $3.6 million, the Company recognized an extraordinary gain from debt forgiveness of $1,831,000, net of income taxes of $37,000. As a result of the NFG proceeds and $100,000 payment to another third party entitled to participate in the proceeds, the Company recorded $7.1 million net litigation settlement gain in 1996.

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

Costs and Expenses
------------------

   Consolidated costs and expenses for 1996 increased by $877,000 or 26% to $4,307,000 as compared to $3,430,000 for 1995. The increase in expenses was primarily due to higher 1996 general and administrative expenses and an increase in non-cash depletion, depreciation and amortization expense.

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

   Depletion, depreciation, and amortization ("DD&A") expense in 1996 increased $109,000 or 18% to $729,000 from $620,000 in 1995 due primarily to an increase in the weighted average DD&A rate per equivalent Mcf. The weighted average DD&A rate for the current nine months increased 17% to $0.48 per equivalent Mcf as compared to 1995's rate of $0.41.

   General and administrative expenses in 1996 increased by $965,000 or 116% to $1,800,000 from $835,000 in 1995 due primarily to expenses associated with the Company's recapitalization efforts in 1996 and 1995 benefiting from a litigation receivable recoupment, reimbursements from previously managed limited partnerships and franchise tax settlement. General and administrative expenses for 1996 includes $247,000 of professional and other fees related to the previously announced equity restructuring that would result in an exchange of the Senior Preferred stock for new common stock while eliminating all existing preferred and common shares. The Company plans on soliciting shareholder approval regarding this equity restructuring in early 1997. In 1995, the Company recognized a receivable allowance recoupment of $425,000 in conjunction with litigation settlement regarding affiliated receivables. During late 1995, the Company, as part of its plan of divesting non-strategic assets, liquidated its remaining eight managed limited partnerships. Thus, 1995 general and administrative expense benefited from partnership expense reimbursements of approximately $338,000. Also, in the third quarter of 1995, the Company recognized a reduction in franchise tax expense of $166,000 related to a settlement. Excluding the 1996 equity restructuring costs and 1995 receivable allowance recoupment, partnership reimbursement and franchise tax settlement benefits, 1996 general and administrative expenses decreased $211,000 as compared to 1995.

   Interest expense for 1996 decreased $215,000 to $211,000 from $426,000 in 1995, primarily due to a decrease in borrowings outstanding. Accrued interest pursuant to the BMOF note decreased $215,000 to $133,000 as a result of final debt payment and forgiveness in April 1996. Included in both periods is approximately $27,000 of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility. Interest expense for the remainder of 1996 should be significantly lower due to the Company currently having no borrowings outstanding.

   Due to tax loss carryforwards, the Company currently pays federal alternative minimum income taxes only. In conjunction with the recognition of the litigation settlement and related tax gain resulting from the final BMO debt settlement, the Company has estimated and accrued alternative minimum income taxes in 1996 of $164,000 which includes $37,000 of taxes related to the extraordinary gain. The tax expense recognized represents an effective tax rate of approximately 2% on income before income taxes.

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

   The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 24% to $4,441,000 for 1996 as compared to $3,585,000 in 1995.


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

   At September 30, 1996, the Company had positive working capital of $1,339,000 which represents an increase of $3,110,000 from the prior year end deficit. The significant improvement in working capital is attributable to the $3.5 million of net litigation settlement proceeds retained by the Company after the BMOF debt and other third party participation payments.

   As a result of the litigation settlement proceeds, in April 1996 the Company paid $3.6 million in full settlement of the $5.468 million of BMOF debt, including interest of $816,000. The Company also retired $900,000 of Bank One credit facility borrowings then outstanding and had no borrowings outstanding as of September 30, 1996. Effective September 30, 1996 the Bank One credit facility maturity was extended to June 30, 1999 and interest rate reduced to the bank's stated rate plus 1.5%, a decrease in interest rate of 0.5%. The borrowing base under the amended credit facility at September 30, 1996 was $5,000,000 and is reduced monthly by $100,000. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The credit facility is secured by substantially all of the Company's assets and includes financial ratio and default covenants standard to the industry.

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


                        LIQUIDITY AND CAPITAL RESOURCES

   For 1996, the Company's cash provided by operating activities was $7,494,000 and included net litigation settlement proceeds of $7.1 million of which $3.6 million was paid to BMOF. (See Note 2). Also, included in cash provided by operating activities is approximately $485,000 of proceeds received from the Company's 35% equity investment in the Comite Field Plant Venture. Primarily as a result of the litigation settlement, the Company had a positive working capital of $1,339,000 at the end of the current quarter.

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


                                  TGX CORPORATION
                                  (Registrant)




                                       /s/ Michael A. Gerlich
Date: February  18, 1997          By:  ___________________________
                                       Michael A. Gerlich
                                       Vice President and
                                       Chief Financial Officer