Form 10KSB40
period 1996-12-31
TGX CORP
filed 1997-03-31
CIK 319650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                  FORM 10-KSB

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM     TO     COMMISSION FILE NUMBER 0-10201

                                TGX CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       72-0890264
              DELAWARE                              (I.R.S. EMPLOYER-
   (STATE OR OTHER JURISDICTION OF                 IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


      222 PENNBRIGHT, SUITE 200                   HOUSTON, TEXAS 77090
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (281) 872-0500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------              -----------------------------------------
       Common Stock, $.01 par value                       Not Applicable
  Series A Senior Preferred Stock, $1 par
                   value                                  Not Applicable

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    Yes  [X]  No  [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB:   [X]

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.   Yes  [X]  No  [_]

  The aggregate market value of the voting stock held by non-affiliates as of March 31, 1997 was approximately $249,558.

  As of March 31, 1997 there were 24,955,807 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
   ITEM                                                                   NUMBER
   ----                                                                   ------

                                    PART I.

  ITEM 1. BUSINESS AND PROPERTIES OF THE COMPANY.......................      1
  ITEM 2. PROPERTIES...................................................     15
  ITEM 3. LEGAL PROCEEDINGS............................................     15
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     15

                                    PART II.

  ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
           STOCKHOLDER MATTERS.........................................     16
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.........................     17
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................     18
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................     22
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................     46

                                   PART III.

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...............     46
 ITEM 11. EXECUTIVE COMPENSATION.......................................     48
 ITEM 12. CERTAIN STOCK OWNED BY PRINCIPAL STOCKHOLDERS AND MANAGEMENT.     51
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............     52

                                    PART IV.

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K....................................................     53
 SIGNATURES.............................................................    56

                                    PART I

ITEM 1. BUSINESS AND PROPERTIES OF THE COMPANY

GENERAL

  TGX Corporation ("TGX" or the "Company"), formerly named Templeton Energy, Inc., is a Delaware corporation that was organized in June 1980. TGX's executive offices are at 222 Pennbright, Suite 200, Houston, Texas 77090 (telephone number 281/872-0500). TGX is a domestic independent energy company engaged in the production of oil and natural gas and in oil and natural gas exploration for its direct account and, previously, beneficially through general and limited partnerships which were sold to public and private investors. TGX is also engaged in intrastate natural gas gathering and treating. TGX commenced operations on July 1, 1981 as the result of the consummation of an offer in which shares of its Common Stock were issued in exchange for certain interests in developed and undeveloped oil and natural gas properties held by various affiliated and unaffiliated entities.

  On December 5, 1985, TGX acquired Amarex, Inc. ("Amarex"), subsequently renamed Temex Energy, Inc. ("Temex"), an oil and gas exploration company operating primarily through general and limited partnerships (the "Amarex Partnerships"), in exchange for the payment of approximately $52,000,000 in cash and the issuance of 11,475,000 shares of Common Stock to former creditors of Amarex. On August 8, 1988, Temex was merged with and into TGX. Following this acquisition, TGX, as successor in interest to Temex, acted as general partner of the Amarex Partnerships until the liquidation or dissolution of such partnerships in 1994.

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

  Effective August 31, 1991, TGX sold LEDCO to Ledco Acquisition Company, Inc., a company wholly owned by Steinhardt Partners, L.P., a Delaware limited partnership ("Steinhardt"), and related entities for $2,900,000 and the assignment to TGX by Steinhardt of $2,145,000 principal amount of claims related to TGX's Senior Subordinated Fixed Rate Notes ("Senior Subordinated Notes").

  On January 7, 1992, a Reorganization Plan ("Reorganization Plan" or the "Plan") was confirmed by the Bankruptcy Court and the Plan became effective on January 21, 1992 (the "Effective Date"). On October 2, 1992, the Bankruptcy Court's order of substantial consummation regarding the Plan became final and non-appealable. For further information concerning the Reorganization Plan, see "Reorganization Proceeding" below.

BUSINESS STRATEGY

  After substantial consummation of the Reorganization Plan, and in order to maximize stockholder value, the Company embarked on a strategy of eliminating non-core assets, reducing overhead and restructuring its debt. During 1993 and 1994, a substantial portion of management's efforts were engaged in implementing the components of this business plan. Beginning in 1995, the Company turned its focus to increasing its oil and gas revenues through a limited number of acquisitions and the drilling of a small number of oil and gas exploration and development wells.

  In early 1993 the Company relocated and consolidated its offices in Houston, Texas, thereby reducing expenses and began a program of downsizing, including consideration of the outsourcing of certain financial and administrative services. Following the office consolidation, the Company retained an investment banker to conduct an extensive review of the Company's operations and assets to determine the most appropriate means for implementing management's strategy.

  The Company's efforts also involved the restructuring and replacing of its secured long-term debt with Bank of Montreal ("BMO"), the renegotiation of its debt with certain persons holding notes arising from administrative claims incurred during the Reorganization Proceeding, and a program to liquidate and dissolve substantially all the public and private oil and gas drilling and production purchase programs for which the Company acted as a general partner. The Company also implemented a program of selling assets which were either believed not to be essential to the Company's long-term business strategy or which could provide a significant immediate cash infusion to relieve debt obligations and long term benefit by reducing overhead.

  In furtherance of these strategies, in 1994, the Company completed the sale of substantially all of its oil and gas properties in Ohio and New York to Belden & Blake Corporation ("BBC") for approximately $16,200,000, restructured its bank indebtedness as set forth under "Bank Indebtedness," liquidated 17 oil and gas partnerships and began the process of dissolving and winding up an additional eight partnerships, which was completed in 1995, and sold, to a third party, approximately 31 properties for $1,424,000 which management believed were not essential to the Company's long-term business strategy. During 1994, the Company was able to reduce the number of its employees from 27 to 13, excluding contract personnel, and its general and administrative expenses from $3,323,000 to $2,239,000.

  In 1995, the Company's oil and gas activities focused on lower risk workover operations, drilling development wells and acquiring producing oil and gas properties. During this period, the Company participated in ten workovers at a net cost to the Company of $274,000 and participated in drilling seven new wells at a net cost of $372,000. Of the wells drilled, four were deemed successful at a net cost of $303,000. Also, in 1995, the Company acquired additional interests in certain of its operated producing properties and five new producing wells at a total net acquisition cost of $771,000. As a result of these activities and upward revision of previous estimates, the Company, in 1995, increased its total proved reserves by approximately 1.9 equivalent billion cubic feet of gas ("Bcf") (one barrel of oil equals six Mcf of gas and 1,000,000 Mcf equals one Bcf) from year-end 1994, representing a 12% increase in equivalent year end reserves.

  On April 12, 1996 the Company entered into a Settlement Agreement with National Fuel Gas Distribution Corporation ("NFG") and the Public Service Commission of the State of New York. Pursuant to the agreement, TGX received $7,200,000 from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. In conjunction with the NFG settlement, the Company recognized a net litigation settlement gain of $7,100,000, after payment of $100,000 to a third party entitled to participate in the proceeds. For further information concerning the settlement see "Bank Indebtedness" and "NFG Litigation" below. As the Company's financial condition continued to improve, the Company expanded its drilling and property acquisition activity resulting in total 1996 capital expenditures of $4,280,000. As a result of these expenditures and improvement in year end product prices, the Company, in 1996, increased its total proved reserves by
3.8 equivalent Bcf or 21% from year-end 1995 equivalent reserves.

  In 1997, the Company plans to seek shareholder approval to effect a recapitalization of its existing security holders by merging (the "Merger") with and into its wholly-owned subsidiary, GeoStrat Resources, Inc. ("GeoStrat"). Pursuant to the recapitalization, holders of the Company's Series A Senior Preferred Stock ("Senior Preferred Stock") would receive one-half share of GeoStrat Common Stock for each share of TGX Senior Preferred Stock they hold at the time of the Merger. Other series of Company Preferred Stock and Common Stock would be eliminated pursuant to the proposed merger. The Merger would help position GeoStrat to meet the economic and industry needs presently being placed on the Company as a result of the need to have access to greater capital as the Company attempts to expand its oil and gas exploration and development programs, would create the flexibility and liquidity required for future stability and growth, would advance the Corporation's strategic objectives by allowing GeoStrat to potentially raise additional capital, and would enhance the value to the Senior Preferred Stockholders by providing a more readily available public market. For further information concerning the proposed merger see "Planned Recapitalization" below.

BANK INDEBTEDNESS

  Prior to the Reorganization Proceeding, BMO was TGX's principal secured lender. At the time of the Chapter 11 filing, TGX owed approximately $29,700,000 to BMO (the "Existing BMO Debt") which was secured by substantially all of TGX's assets. TGX also guaranteed to BMO certain of the debt of LEDCO.

Pursuant to the Plan, TGX entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") under which the Existing BMO Debt was continued and preserved, but was evidenced by new loans ("New BMO Loans"), in the original aggregate principal amount of approximately $27,000,000 which continued to be secured by substantially all of TGX's assets. TGX also entered into a revolving credit agreement for working capital or the issuance of letters of credit in the maximum amount of $1,000,000. The guaranty of the LEDCO debt was eliminated.

  In early 1993, the Company was notified that events of default had occurred under the Amended Credit Agreement which were not cured and, as a result, BMO had the right to take certain actions under the Amended Credit Agreement, including without limitation, the acceleration of all of the New BMO Loans.

  In January 1994, in conjunction with the Company's sale of certain assets to BBC, as described under "Proved Oil and Natural Gas Reserves--Sale of New York and Ohio Properties", the Company made a debt service payment of approximately $14,300,000 to BMO and entered into a limited forbearance agreement, pursuant to which TGX was required to make a payment (the "Required Payment") of $18,000,000 plus accrued interest and fees less (i) the $14,300,000 paid to BMO and (ii) any amounts paid to BMO subsequent to January 1, 1994, that were applied toward the Required Payment.

  On July 13, 1994, TGX entered into a series of agreements with BMO and Bank One, Texas, N.A. ("Bank One") whereby the New BMO Loans were restructured and all BMO Events of Default resolved. Pursuant to the restructuring, Bank One established a borrowing-based facility of $2,350,000 under which TGX immediately borrowed $1,600,000, of which $1,452,000 was paid to BMO in satisfaction of the remaining amount due of the Required Payment. The Bank One facility originally bore interest at Bank One's stated rate plus 2% and was to mature on July 13, 1997. The Bank One facility is secured by substantially all of TGX's oil and gas properties and is repayable through monthly borrowing base reductions. The borrowing base is redetermined at a minimum of every six months or at Bank One's discretion. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio of 1 to 1, as defined, and a tangible net worth of a minimum of $5,000,000, a 1997 annual limit on general and administrative expense of $1,700,000 and other ratios. Effective September 30, 1996, the credit facility was amended and the borrowing base was increased to $5,000,000, with monthly borrowing base reductions of $100,000, interest rate lowered to stated rate plus 1.5% and the maturity extended to June 30, 1999. The Company had $1,500,000 borrowings outstanding at December 31, 1996.

  Simultaneously with securing the Bank One facility and payment of the Required Payment, BMO released all of its liens on TGX's properties with the exception of its lien on the NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of the New BMO Loans, including fees and expenses, to a non-recourse note secured only by the litigation pending against NFG ("NFG Litigation") and any proceeds that might be received therefrom. BMO assigned its rights to the loan, security and TGX note, to BMO's wholly owned subsidiary, BMO Financial Inc. ("BMOF"). Pursuant to the July 13, 1994 agreement, after repayment of the outstanding BMOF Principal, plus interest, from NFG Litigation proceeds, if any, BMOF would have in certain instances, after TGX received a sum equal to the amount paid to BMOF, been entitled to receive up to fifty percent interest in certain additional litigation proceeds. If NFG Litigation proceeds were insufficient to repay the BMOF Principal, plus applicable interest, TGX would have no further obligation for such repayment. The BMOF note had no recourse, except against NFG Litigation proceeds, if any, and was to mature on December 31, 1997, subject to each party having the right to extend the maturity date. The BMOF note bore interest at the rate of 10% per annum, however, until December 31, 1997, and for such further time as BMOF elected to extend the maturity date of such loan, no cash payment for such interest would be required; instead, TGX was to pay interest in kind through the issuance of additional notes to BMOF.

  On December 31, 1995, TGX and BMOF executed a First Amendment to the Second Amended and Restated Credit Agreement ("BMOF Agreement"). Pursuant to the BMOF Agreement, TGX and BMOF were to share equally any NFG Litigation proceeds up to $8,000,000. BMOF was to receive 100% of any proceeds in excess of $8,000,000 until the total received by BMOF equalled the BMOF Principal, plus any accrued interest. Thereafter, the Company was to receive proceeds until the total it received equalled the amount received by

BMOF, and any additional NFG Litigation proceeds would have been shared equally by TGX and BMOF. The NFG Litigation was settled on April 12, 1996, for $7,200,000 and, after payment to BMOF of $3,600,000, the Company recognized an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, resulting from forgiveness of the remaining BMOF Principal including accrued interest, paid in kind through the issuance of additional BMOF notes, of $816,000. See "--NFG Litigation."

  See Note 3 of the Notes to Consolidated Financial Statements.

ADMINISTRATIVE CLAIMS

  During the Reorganization Proceeding, TGX incurred, and claimants filed applications for, approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). TGX objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, each of these administrative claimants, other than three designated administrative claimants whose administrative claims were satisfied in a different manner, were entitled to receive a promissory note (the "Administrative Notes") due December 31, 1994, in satisfaction of each claimant's unpaid Administrative Claim. Such Administrative Notes were to be issued upon the execution of releases in favor of the Company and others. Substantially all persons entitled to Administrative Notes executed such releases. See "Reorganization Proceeding--Overview of the Plan." The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, would be applied toward the balances due. During late 1994 and early 1995, the Company renegotiated the terms of substantially all of the Administrative Notes. As a result of negotiations and forfeitures, Administrative Notes totaling approximately $1,126,000 in principal and $253,000 in accrued interest charges were renegotiated with the Company making cash payments of $455,000, issuing 151,518 shares of the Company's Senior Preferred Stock and a $90,000 principal amount nonrecourse note payable out of TGX's share of proceeds, if any, to be received from the NFG Litigation. As a result of the Administrative Note renegotiations and administrative claim forfeitures, the Company reflected an extraordinary net gain in 1995 of $93,000, and all such notes and claims were settled as of year end 1995.

NFG LITIGATION

  The NFG Contract was executed in 1974 between Paragon Resources, Inc. ("Paragon") and Iroquois Gas Corporation, predecessors of TGX and NFG, as seller and buyer, respectively. In 1983, the New York State Public Service Commission (the "PSC"), under whose jurisdiction NFG's intrastate gas purchases fall, expressed dissatisfaction with the NFG Contract for among other reasons the inclusion of a "three-pipeline escalator" ("3-PE") in its pricing provision. The PSC, in its Opinion No. 83-26 ("Opinion 83-26") found 3-PE clauses to be unacceptable and disapproved contracts containing such clauses.

  A dispute arose between NFG and TGX as to whether the NFG Contract remained in force after Opinion 83-26 and, if it did, what price the NFG Contract prescribed starting in December, 1983 when Opinion 83-26 was issued. In November 1984, NFG commenced an action in the United States District Court for the Western District of New York (Civ. No. 84-1372E) (the "District Court") seeking a declaration from the District Court of the rights and obligations of the parties under the NFG Contract after Opinion 83-26. TGX counterclaimed for damages claiming that NFG had breached the terms of the NFG Contract. The NFG Litigation addressed, among other things, the validity of the NFG Contract, the price for gas sold, and certain other claims relating to NFG's obligation to take or pay for, even if not taken, gas dedicated to the NFG Contract. The PSC intervened as a plaintiff in the District Court action. In March 1989, a separate action for breach of contract was commenced by TGX against NFG in New York's Supreme Court, County of Chautauqua (Index No. G-13357). This case was stayed in 1989 on the grounds that the issues in this case were the same as those in the District Court action.

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

  Based on the District Court's order, TGX concluded that from December 1983, until at least January 1, 1993, the date price controls under the Natural Gas Policy Act ("NGPA") were terminated, the price under the NFG Contract was equal to the lower of (i) the applicable maximum lawful price for December 1983 and for each month thereafter as established by the NGPA, subject to the escalations provided by the NGPA, or (ii) the December 1983 permitted price under the NFG Contract of approximately $4.41 per Mcf.

  In December 1992, NFG filed a motion with the PSC requesting a hearing to determine pricing issues related to the NFG Contract. Pursuant to this request, the PSC ordered that a proceeding take place, but after the hearing the PSC decided that the matter was not ripe for its review because, in its view, there was currently no contract price in the contract for the PSC to review.

  In September 1994, TGX amended and supplemented its counterclaims in the District Court action to assert additional claims against NFG for breach and repudiation of the NFG Contract and for punitive damages based upon NFG's bad faith course of conduct towards TGX.

  NFG raised various defenses against TGX's counterclaim in the District Court action including claims that TGX itself repudiated and breached the contract by its conduct; a claim that the assignment of the contract from Paragon to TGX was not valid; procedural and jurisdictional defenses; defenses based upon the Public Service Law; a claim that TGX failed to fix a price in good faith after the issuance of Opinion 83-26; and a claim for setoffs for unspecified damages to NFG's facilities.

  During its Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in the Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the NFG Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, and, in consideration of a payment of $2,940,000 (the "Payment") from NFG, TGX dismissed the Turnover Proceeding without prejudice and released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding.

  On April 12, 1996, a final settlement of the NFG Litigation was reached. In return for a lump-sum payment to TGX of $7,200,000, of which TGX retained approximately $3,500,000 after a debt retirement payment of $3,600,000 and a $100,000 payment to another party entitled to participate in the proceeds, a full release of all claims between the parties was executed.

  See Note 3 of the Notes to Consolidated Financial Statements.

FRESH START REPORTING

  As a result of the substantial consummation of the Reorganization Plan and due to (i) the reallocation of the voting rights of equity interests owners and (ii) the reorganization value of TGX's assets being less than the total of all of its post-petition liabilities and allowed claims, as of October 2, 1992, the effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards promulgated under the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

  In conjunction with implementing fresh start reporting, the Company's management determined a reorganization value ("RV') which attempted to establish the fair market value of the Company as of the date of substantial consummation of the Plan. Oil and gas property and other related asset values were estimated by discounting future net revenues on the basis of actual, or in some instances, assumed prices. Other assets were valued at their book value. The value of the Company's Senior Preferred Stock, which was issued pursuant to the Plan, was determined on the basis of the difference between the RV of the Company's assets less the present value of liabilities and the par value of preconsummation equity interests. For further information concerning the method of calculating the RV, see Note 2 of the Notes to Consolidated Financial Statements.

  The RV was determined by management on the basis of its best judgment of what it considered at the time to be the fair market value ("FMV') of the Company's assets and liabilities, after reviewing relevant facts concerning the price at which similar assets were being sold between willing buyers and sellers. However, there can be no assurances that the RV and the FMV are comparable and the difference between the Company's calculated RV and the FMV may, in fact, be material.

  In conjunction with the implementation of fresh start reporting, the Company also implemented the successful efforts method, rather than the full cost method, of accounting for oil and natural gas properties. In the opinion of the Company's management, this accounting method was preferable since it would result in a better matching of oil and natural gas revenue with the related exploration and production cost and expense. See Note 1 of the Notes to Consolidated Financial Statements.

REORGANIZATION PROCEEDING

  Overview of the Plan. The following is a brief summary of certain information regarding the Reorganization Plan. The summary is necessarily incomplete and selective and is qualified in its entirety by reference to the Plan, the full terms of which are hereby incorporated by reference.

  Pursuant to the Reorganization Plan, the Company entered into the Amended Credit Agreement with BMO, and, depending on the amount of the claim, satisfied unsecured claims with cash or Senior Preferred Stock. See "Business and Properties of the Company--Bank Indebtedness", and "--Unsecured Claims". In addition, certain specified classes of claims were paid in cash, retained or otherwise provided for. Administrative claimants holding allowed Administrative Claims under the Reorganization Plan were paid in cash or had their claims otherwise satisfied, and numerous executory contracts were assumed or rejected by TGX. See "Business and Properties of the Company-- Administrative Claims." As of December 31, 1995, the aggregate balance of prepetition obligations related to assumed executory contracts was approximately $317,000, related to undistributed net oil and gas revenues and which were in a "suspended pay" status. Pursuant to the Plan and statute of limitations, the "suspended pay" liability was dismissed during 1996.

  As of the effective date of the Reorganization Plan, the preferred and common stockholders selected a new Board of Directors (the "New Board") comprised of eight individuals to serve until January 1995, or until their successors were duly elected and qualified. The New Board consisted of five members selected by holders of the Senior Preferred Stock (two of which were designees of a creditor, and one of which could not be an affiliate of any holder of the Senior Preferred Stock) and two members selected by holders of the other classes of stock acting as one class. The remaining member of the New Board was required to be the chief executive officer of the Company. In January 1995 TGX amended the TGX Bylaws to provide for a Board of five members. When new directors are elected, the Reorganization Plan provides that directors are to be elected without regard to class representation. However, holders of Senior Preferred Stock have 95% of the voting power of TGX and a plurality of such holders can, therefore, effectively elect all directors. At any time after January 21, 1995, whenever quarterly dividends payable on the Senior Preferred Stock are in arrears in an aggregate amount equal to six full quarterly dividends (which need not be consecutive), the number of directors of the Company is increased by two and such additional directors are elected by the holders of the Senior Preferred Stock at the next succeeding annual meeting of stockholders (and at each succeeding annual meeting of stockholders thereafter until such right shall terminate as provided pursuant to the Plan). See "--Unsecured Claims."

  Administrative Expenses. During the Reorganization Proceeding, certain claimants filed applications for Administrative Claims of approximately $7,131,000 in administrative fees and expenses related to the Reorganization Proceeding. Three of the large administrative claimants (the "Opposing Administrative Claimants") agreed that in consideration for the satisfaction in full of the balance of their Administrative Claims as of the date of substantial consummation they would receive (i) a payment of $300,000 (ii) 55,000 shares of the Senior Preferred Stock and (iii) the conveyance of approximately 29,400 acres of undeveloped land in Culberson and Hudspeth Counties, Texas. For information concerning the payment of other Administrative Claims see "Business and Properties of the Company - Administrative Claims".

  Unsecured Claims. Pursuant to the Reorganization Plan, the Company designated the Senior Preferred Stock to be issued to holders of certain classes of claims and retained its Old Preferred Stock and Common Stock.

  Senior Preferred Stock. The Reorganization Plan provided for a total of 8,529,246 shares of Senior Preferred Stock to be issued to holders of certain unsecured claims on the basis of one share of Senior Preferred Stock for every $10 of certain finally allowed or otherwise agreed upon claims. The Senior Preferred Stock entitles its holders to receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain covenants in the Company's bank loan agreements. The Company has not paid any of the quarterly dividends required since the effective date of the Plan.

  The Senior Preferred Stock was issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption from registration available under Section 1145 of the Bankruptcy Code.

  Holders of Senior Preferred Stock have a liquidation preference in the amount of $10 per share, with the holders of Senior Preferred Stock having priority over the liquidation preference afforded the holders of Old Preferred Stock and Common Stock. At the option of the Company, the Senior Preferred Stock is redeemable in whole or in part at any time at a price per share equal to the liquidation preference amount per share, plus all accrued and unpaid dividends through the date of redemption. The Company must redeem all outstanding shares of the Senior Preferred Stock at the full redemption price on or before ten years from the effective date of the Plan unless such redemption would violate Delaware law, in which case the Company must redeem the Senior Preferred Stock as soon as it is possible in accordance with Delaware law.

  Holders of Senior Preferred Stock have 95% of the voting rights of TGX with the remaining 5% of voting rights being allocated collectively among holders of the Old Preferred Stock and Common Stock (herein collectively called the "Other Stock").

  Old Preferred Stock. The 300,000 shares of Old Preferred Stock, with a liquidation preference of $10 per share, ranks junior in preference and priority to Senior Preferred Stock. Subject to the prohibitions of Delaware law and the Amended Credit Agreement, Old Preferred Stock receives dividends at the rate of 9% per annum beginning on the Effective Date of the Plan, payable annually on the first business day of January of each year, with such dividends being paid in additional shares of Old Preferred Stock until the Senior Preferred Stock is redeemed in full. As of December 31, 1996, Old Preferred Stock shares to be issued for accrued dividends totaled 185,000 shares. Subsequent to their sale of LEDCO to TGX, Gaylon D. Simmons and Gloria Annette Turner Simmons (collectively, "Simmons"), the former owners of LEDCO, have been engaged in a series of lawsuits against TGX and certain other parties. Pursuant to the Plan, Simmons will not seek recoveries against the Company in this litigation. In addition, any recoveries by Simmons from other parties, after a reduction for Simmons' reasonable attorneys' fees and costs plus interest, will result in the cancellation of securities issued to Simmons to the extent necessary to assure that Simmons' treatment under the Plan does not result in a double recovery on identical causes of action.

  The Old Preferred Stock may be converted in whole, at any time, or in part, from time to time, at the option of the holder thereof into fully paid and non-assessable shares of Common Stock at the conversion rate of four shares of Common Stock for each share of Old Preferred Stock.

  Common Stock. The Company is authorized to issue 100,000,000 shares of Common Stock, of which 24,955,807 shares were outstanding as of December 31, 1996. All outstanding shares of the Common Stock are fully paid and non-assessable.

   The holders of Common Stock are entitled to one vote per share upon all matters presented to them. Pursuant to the Reorganization Plan, holders of Common Stock are entitled, collectively with holders of Old Preferred Stock, to 5% of the total voting power of the Company. The holders of Common Stock are entitled to dividends in such amounts as may be declared from time to time out of any funds legally available for such purposes. However, no dividends are payable until all accrued dividends have been paid to the holders of the Preferred Stock. In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after payment of debts and liquidation preferences on preferred stock, all remaining assets, if any, will be divided and distributed among the holders of Common Stock pro rata according to the number of shares owned by them. The Common Stock does not have preemptive rights and is not subject to redemption.

  Jurisdiction of Bankruptcy Court. The Reorganization Plan provides that the Bankruptcy Court retains jurisdiction after the confirmation date for certain matters including, but not limited to, (i) modifying the Plan pursuant to the Bankruptcy Code, (ii) assuring the performance by TGX under the Plan, (iii) enforcing and interpreting the terms and conditions of the Plan, (iv) entering into such orders, including injunctions, as are necessary to enforce the title, rights and powers of TGX and to impose such limitations, restrictions, terms and conditions of such title, rights and powers as the Bankruptcy Court may deem necessary and, (v) deciding issues concerning federal tax reporting and withholding which arise in connection with the confirmation of the Plan.

PLAN OF RECAPITALIZATION

  On February 22, 1990, TGX filed a voluntary petition in Bankruptcy Court pursuant to Chapter 11 of the Bankruptcy Code. During the Reorganization Proceeding a plan of reorganization was negotiated and confirmed by the Bankruptcy Court. Pursuant to the Reorganization Plan, the Company's secured indebtedness was restructured, certain claims were paid in cash and unsecured creditors received shares of Senior Preferred Stock in satisfaction of their claims. See "--Reorganization Proceeding."

  Because of the uncertainty of the NFG Litigation, it was considered possible that a post-reorganization resolution of the NFG Litigation might result in proceeds sufficient to redeem the Senior Preferred Stock which would result in some value for those who, before commencement of the Reorganization Proceeding, held equity interests in the Company. Thus, the Reorganization Plan provided that the holders of the Old Preferred Stock and the Common Stock would retain their shares upon consummation.

  Following substantial confirmation of the Reorganization Plan, the Company, BMO and Bank One entered into the agreements described under "Bank Indebtedness." In April 1996, TGX settled the NFG Litigation and the related BMOF indebtedness as described under "--NFG Litigation."

  To date, no dividends have been paid to the holders of the Senior Preferred Stock and accrued, but unpaid, dividends on the Senior Preferred Stock totaled approximately $53,294,000 at December 31, 1996. The dividend obligation together with the liquidation preference, with respect to the outstanding 8,788,571 shares of Senior Preferred Stock, of approximately $87,886,000, consequently, it would require an aggregate payment of approximately $141,180,000 to currently redeem the Senior Preferred Stock.

  Neither the Company's book value, of approximately $11,050,000 at December 31, 1996, nor its revenues, considered either singly or together, are sufficient to redeem even a majority of the Senior Preferred Stock in accordance with the terms set forth in the Reorganization Plan. See "-- Properties"; "Selected Financial Data"; "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements. Under these circumstances, neither the Common Stock nor the Old Preferred Stock has any current value and cannot, under any reasonably foreseeable circumstances, be expected to have any value attributed to it in the future, based on the Company's existing and reasonably foreseeable operations.

  The Company, after analyzing various alternatives that it believed would meet the economic and industry demands faced by the Company, and help create the flexibility and liquidity that TGX believes will be required for its future stability and growth, determined that the Company should eliminate its obligations with respect to the Senior Preferred Stock and establish a capital structure that could facilitate the possibility of additional capital being provided to the Company. Thus, the Company plans to seek shareholder approval to effect a recapitalization of its existing security holders by merging with and into its wholly-owned subsidiary, GeoStrat. Pursuant to the recapitalization, if approved, holders of the Company's Senior Preferred Stock would receive one-half share of GeoStrat common stock, par value $.01 per share ("GeoStrat Common Stock") for each share of Company Senior Preferred Stock held at the time of Merger and all other series of Company Preferred Stock and Common Stock would be cancelled.

  The Company anticipates submitting the Merger proposal for shareholder approval in the first half of 1997. All holders of Senior Preferred Stock, Old Preferred Stock and Common Stock outstanding at the record date will be entitled to vote regarding the Merger. Due to the Company's Certificate of Incorporation and By-laws, the holders of the Senior Preferred Stock, in the aggregate, have 95% of the voting power of all classes of Company equity securities.

  The Company cannot determine when the Merger proposal will be presented to the stockholders and, if presented, whether or not it will be approved. In addition, if the recapitalization is approved, the Company can make no assurances that the benefits believed or anticipated from such recapitalization will, in fact, be effective. Further, if the recapitalization plan is not effected, the Company will have to seek other alternatives for eliminating its current Senior Preferred Stock obligation and again there can be no assurance that any such other alternatives will be successful.

BUSINESS SEGMENT INFORMATION

  The only segment in which the Company operates is the development and production of, and to a lesser degree the exploration for, oil and natural gas plus intrastate natural gas gathering and treating.

GENERAL CONDITIONS IN THE OIL AND GAS INDUSTRY

  The Company's revenues, profitability, cash flow, future growth and the carrying value of its oil and gas properties are affected by changes in oil, gas and natural gas liquid ("NGL") prices. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon such prices. Prices for oil, gas and NGLs are subject to significant fluctuations in response to market changes beyond the control of the Company including, but not limited to, weather conditions, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. These influences have resulted in significant fluctuations in prices in recent years.

  The NYMEX natural gas contract price for December 1996, based on an Mcf basis, was $4.10 as compared to $2.35 for December 1995 and $1.77 for December 1994. As of December 31, 1996, the per barrel posted price for West Texas Intermediate oil production ("WTI"), the benchmark for domestic oil prices, was $24.42 as compared to $18.05 for the same date in 1995. Since year-end 1996 oil and natural gas prices have declined resulting in prices of $20.47 and 2.67, respectively, as of February 28, 1997. Moreover, the NYMEX natural gas futures price is only an indicator of price trends and may not be indicative of prices ultimately realized at the wellhead. Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and to budget for and project the return on development and exploitation projects.

PROPERTIES

  Oil and Gas Exploration and Production. The Company's principal post bankruptcy activity, prior to 1995, was the production of oil and natural gas. In 1995, the Company began a modest program of oil and natural gas exploration and development drilling and property acquisition activities as allowed by its financial condition. In 1996, as the Company's financial condition continued to improve, the Company expanded its development drilling and property acquisition activity resulting in total 1996 capital expenditures of $4,280,000. The Company continues to maintain a staff of professional and support personnel required to manage its existing properties, including three engineers, and two marketing and land personnel. In addition, the Company engages petroleum landmen, geologists and engineers on a contract basis, as required.

 Proved Oil and Natural Gas Reserves.

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

    Based on the independent petroleum engineering report of Netherland, Sewell & Associates, Inc., as of January 1, 1997 and 1996, utilizing year end product prices and costs held constant, the Company's proved oil and natural gas reserve volumes, in thousand of barrels of oil ("MBbls") and billion of cubic feet of gas ("Bcf"), and associated estimated future net revenues, undiscounted and discounted at 10% ("PV 10"), before future income taxes, are as follows (dollars in thousands):

                                             1996                  1995
                                     --------------------  --------------------
                                       OIL(MBBLS) GAS(BCF)  OIL(MBBLS)  GAS(BCF)
                                     ------------ -------  ------------ -------
   Proved developed.................       525       13.4        465        9.7
   Proved undeveloped...............       456        2.4        479        2.5
                                       -------    -------    -------    -------
   Total proved reserves............       981       15.8        944       12.2
                                       =======    =======    =======    =======
                                             1996                  1995
                                     --------------------  --------------------
                                     UNDISCOUNTED  PV 10   UNDISCOUNTED  PV 10
                                     ------------ -------  ------------ -------
   Proved developed.................   $39,118    $23,761    $13,831    $ 8,816
   Proved undeveloped...............    11,827      5,495      7,054      2,988
                                       -------    -------    -------    -------
   Total proved reserves............   $50,945    $29,256    $20,885    $11,804
                                       =======    =======    =======    =======

    Estimated future development costs associated with proved developed non-producing and proved undeveloped reserves for both 1996 and 1995 total $3,800,000. Production of those reserves is dependent upon the Company's ability to fund such future development costs, which are scheduled to be incurred over numerous years. See Note 12 of the Notes to Consolidated Financial Statements for a discussion of the calculation of the estimated future net revenues on an undiscounted and discounted basis.

   (b) Tabular Information:

    The table below sets forth an analysis of the change in the Company's proved oil and natural gas reserves for the periods indicated. Reserves are stated in Mbls of oil and Bcf of natural gas.

                                                             1996       1995
                                                           ---------  ---------
                                                           OIL  GAS   OIL  GAS
                                                           ---  ----  ---  ----
   Proved reserves:
     Beginning of year.................................... 944  12.2  931  10.4
     Sales of reserves-in-place...........................  (8)  (.1)  (2)   --
     Purchases of reserves-in-place.......................  45   4.1   22   1.2
     Extensions and discoveries...........................  57    .6    1   0.1
     Revisions of previous estimates......................  19    .5   55   2.2
     Production (1)....................................... (76) (1.5) (63) (1.7)
                                                           ---  ----  ---  ----
     End of year.......................................... 981  15.8  944  12.2
                                                           ===  ====  ===  ====
   Proved-developed reserves.............................. 525  13.4  465   9.7
                                                           ===  ====  ===  ====

--------
(1) 1995 includes .220 Bcf of gas volumes related to gas balancing collections.

  Except for the data contained in filings with the Securities and Exchange Commission ("SEC") and information furnished in conjunction with the Reorganization Proceeding pursuant to the order of the Bankruptcy Court, the Company has not filed information relating to estimates of its proved oil and natural gas reserves with any federal agencies.

  Oil and Gas Production. Information pertaining to the Company's oil and natural gas production is set forth in the table. Average natural gas price is shown per thousand cubic feet of gas ("Mcf") and equivalent Mcf is based on one barrel of oil equals six Mcf of natural gas on a heating value basis.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
Oil sales volume (MBbls)........................................     76      63
Average price per barrel........................................ $21.16  $17.20
Natural gas sales volume (Bcf)(1)...............................  1.542   1.701
Average price per Mcf........................................... $ 2.24  $ 1.49
Equivalent Mcf..................................................  1,999   2,078
Lease operating expense per equivalent Mcf...................... $ 0.71  $ 0.61
Net oil and natural gas revenues (in thousands):
  Sales revenues................................................ $5,059  $3,611
  Lease operating expenses(2)................................... (1,417) (1,276)
  Treating and transportation expenses..........................   (794)   (629)
                                                                 ------  ------
Net oil and natural gas revenues................................ $2,848  $1,706
                                                                 ======  ======

--------
(1) 1995 includes .220 Bcf of gas volumes and $213,000 of natural gas revenues related to gas balancing collections.
(2) Includes production taxes and workover costs.

  The following table summarizes drilling and acquisition well activity, as of December 31 for each year presented, to which the Company owns a working interest:

                                           GROSS WELLS           NET WELLS
                                       -------------------- --------------------
                                       PRODUCTIVE DRY TOTAL PRODUCTIVE DRY TOTAL
                                       ---------- --- ----- ---------- --- -----
Development wells:
  1995................................      3       2    5      .47    .30  .77
  1996................................      6       1    7     1.32    .12 1.44
Exploration wells:
  1995................................      1       1    2      .07    .16  .23
  1996................................     --       1    1       --    .31  .31
Acquisition wells:
  1995................................      5      --    5     1.55     -- 1.55
  1996................................     23      --   23     7.87     -- 7.87

  Company net drilling costs for 1996 totaled $1,288,000 of which $164,000 was expensed as unsuccessful exploration cost. The Company also incurred unproved and proved property acquisition costs of $163,000 and $2,931,000, respectively. Of the proved property purchases, $1,737,000 was acquired in December with effective dates at the end of December 1996 resulting in no impact on 1996 revenues and expenses. The Company also implemented workover operations at a net cost of $239,000 in 1996. In 1995, the Company incurred net drilling costs of $407,000 of which $69,000 was expensed as unsuccessful exploration cost. The Company also incurred unproved and proved property acquisition costs of $18,000 and $718,000, respectively, and workover costs of $274,000.

  Leasehold Acreage and Productive Wells. The following table sets forth the Company's interest in undeveloped acreage, developed acreage and productive wells in which it owns a working interest as of December 31, 1996.

                                  UNDEVELOPED      DEVELOPED       PRODUCTIVE
                                    ACREAGE         ACREAGE         WELLS(1)
                                 --------------  --------------  --------------
                                 GROSS(2) NET(3) GROSS(2) NET(3) GROSS(2) NET(3)
                                 -------- -----  -------  -----  -------  -----
Arkansas........................  1,571     471   3,560   1,178     47      17
Louisiana.......................  1,246     586   9,330   2,478     21       6
Oklahoma........................  5,211     953  26,637   4,478     53       8
Texas...........................    115      29   8,966   1,341     20       4
                                  -----   -----  ------   -----    ---     ---
  Total.........................  8,143   2,039  48,493   9,475    141      35
                                  =====   =====  ======   =====    ===     ===

--------
(1) Productive wells are wells capable of producing oil or natural gas.
(2) Gross represents the total number of acres or wells in which the Company owns a working interest.
(3) Net represents the Company's proportionate working interest resulting from its ownership in the gross acres or wells.

  The following table provides, as of December 31 for each year presented, additional information pertaining to the productive wells in which the Company owns a working interest.

                                                       GROSS(1)        NET(2)
                                                     ------------- -------------
                                                     OIL GAS TOTAL OIL GAS TOTAL
                                                     --- --- ----- --- --- -----
1995................................................  56  93  149   17  14   31
1996................................................  56  85  141   20  15   35

--------
(1) Gross wells are the total number of wells in which the Company owns a working interest.
(2) Net represents the Company's proportionate working interest resulting from its ownership in each gross well.

  Natural Gas Treating Plant. Through a joint venture, the Company owns a 35% interest in a natural gas treating plant located in the Comite Field, East Baton Rouge Parish, Louisiana. Natural gas from one well operated by the Company and two wells operated by third parties is transported to the plant where it is treated to satisfy pipeline specifications. The plant also provides condensate handling and saltwater disposal facilities. The Company receives cash distributions from the joint venture for its share of net cash flow. In addition, the joint venture charges the Company for gas treating and such charges are included in operating expenses. For information concerning this treating plant, see Note 5 of the Notes to Consolidated Financial Statements.

COMPETITION, MARKETS AND OTHER EXTERNAL FACTORS

  Competition and Marketing--Oil and Natural Gas Industry. The oil and natural gas industry is highly competitive both in the search for and acquisition of oil and natural gas reserves and in the redefining, processing and marketing of petroleum products. Competitors include the major and independent crude oil and natural gas companies, individual producers and operators, and major pipeline companies. Other sources of energy, such as coal and nuclear power, also provide competition, and crude oil and natural gas are subject to substantial competition from foreign sources.

  The price the Company receives for its oil production depends on many variables over which it has no control, such as the world supply of, and demand for, oil, the level of imports, and the political stability of foreign governments. The influence exerted by these and other factors has caused domestic oil prices to fluctuate dramatically.

  The availability of a ready market as well as the price received for natural gas produced and sold by the Company also depends upon numerous factors beyond its control, including the proximity of producing natural gas properties to pipelines, the capacity of such pipelines, fluctuations in seasonal or overall demand, domestic deliverability, government regulations, and competition from alternative forms of energy. A trend has emerged recently among major natural gas marketing companies toward consolidation mergers, both amongst themselves as well as in the form of strategic alliances with large producers or end-users. These consolidations have the effect of putting control of the majority of the supply and the market in hands of a few industry participants. The longer term ramifications of this trend are difficult to foresee, but will likely have an impact on the way natural gas is bought and sold in the future and this impact could be potentially more significant to the smaller independent producers such as the Company.

  Major Customers. Information concerning sales to customers who accounted for more than 10% of total revenues, the loss of any of which could have a material adverse effect on the Company's operations if alternative customers could not be found, is contained in Note 11 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

  Production and Development Hazards. Hazards such as unexpected formations, blow-outs, cratering and fires are involved in crude oil and natural gas drilling, production and development activities. Such hazards, as well as adverse weather conditions, may hinder or delay drilling and development operations. TGX attempts to obtain and maintain insurance coverage customary in the crude oil and natural gas industry, but may be subject to liability for pollution and other damages or may lose substantial portions of its properties due to hazards against which it is impossible or impractical (due to prohibitive premium requirements) to maintain insurance. Governmental regulations relating to environmental matters could also increase TGX's cost of production and development operations or require it to cease production and development operations in certain areas.

REGULATION

  Environmental Regulation. The drilling for, production, transportation and storage of oil and natural gas and the operation and maintenance of natural gas treating plants are subject to various federal and state laws and regulations designed to protect the environment. Moreover, various state and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental control which could adversely affect the business of the Company. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Company's operations or may affect the Company's ability to complete, in a timely fashion, existing or future activities. However, the Company does not believe that such regulations could materially and adversely affect its financial condition or operations at the present time.

  State Regulation. All states in which the Company conducts oil and natural gas production operations have statutory provisions regulating the drilling for, production, transportation, storage and sale of oil and natural gas. Such statutes, and the regulations promulgated in connection therewith, generally are intended to prevent the waste of oil and natural gas and to protect correlative rights and opportunities to produce oil and natural gas as between owners of interests in a common reservoir. Certain state regulatory authorities also regulate the amount of oil and natural gas produced by assigning allowable rates of production to each well or proration unit.

  The Company may conduct operations on federal oil and natural gas leases, and such operations must comply with numerous regulatory restrictions and requirements issued by the Mineral Management Service, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to appropriate permits issued by the Bureau of Land and Management.

EMPLOYEES

  As of December 31, 1996, the Company employed 14 persons, none of whom are represented by a labor union or collective bargaining agent. Also at December 31, 1996, the Company had engaged one person on a temporary contract basis to perform certain engineering functions. The Company considers its relations with its employees to be good and has experienced no work stoppages associated with labor disputes or grievances.

ITEM 2. PROPERTIES

  For information concerning the Company's properties, see "Item 1. Business-- Properties".

ITEM 3. LEGAL PROCEEDINGS

  Reorganization Proceeding. For information concerning the Company's Reorganization Proceeding, see "Reorganization Proceeding" above.

  NFG Litigation. For information concerning the NFG Litigation and its settlement, see "NFG Litigation" above.

  Former Director Litigation. On May 31, 1995, the Company entered into a Settlement Agreement among itself, Paragon Resources, Inc., J.C. Templeton, W.M. Templeton and a number of other former directors of the Company, trusts on behalf of members of the Templeton family and other entities pursuant to which all lawsuits between and among the parties were dismissed with prejudice. In consideration therefor, the Company received $325,000, an assignment of certain oil and gas leases, and receipt of past due joint operating expenses payable by certain of the defendants. The Company released lis pendens against certain of the defendant's properties and conveyed to the defendants an interest in certain properties to which they were entitled. The parties to the litigation also conveyed to the Company any Common Stock or Preferred Stock which they held.

  Other. In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells had not been properly credited to the interests of the unleased mineral interest owners. In July 1995, in a separate action, certain royalty owners in the same wells commenced a legal action alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Both cases are in the discovery stage and if settlement negotiations are not successful, TGX will vigorously defend itself in the litigation.

  In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of prepetition and administrative claims related to an overriding royalty interest previously conveyed by TGX. During that hearing, the parties stipulated that the finally allowed amount of claimant's prepetition claim would be $600,000. That prepetition claim was fully satisfied by the issuance of 60,000 shares of Senior Preferred Stock. The Company had previously estimated that prepetition claim in that amount, and therefore it had been reflected in prior years' financial statements. Subsequent to the March 1994 hearing, and after post-hearing motions from both TGX and the claimant, the Bankruptcy Court entered an order on September 7, 1994 which determined that the claimant would be granted an allowed administrative expense claim for unpaid overriding royalties arising post-petition but prior to October 4, 1992 in the amount of $244,000. That administrative claim, when finally allowed, was to be treated by the issuance of an Administrative Note under the terms of the Reorganization Plan and was to be payable under the terms of the Reorganization Plan. The Bankruptcy Court further ruled that it would not exercise any jurisdiction over claims for alleged unpaid overriding royalties arising subsequent to October 4, 1992. In May 1996, TGX settled this litigation for payment of $400,000 and the return to the Company of the 60,000 shares of Senior Preferred Stock previously issued.

  From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During 1996, no matters were submitted to vote of the security holders. For further information regarding a proposed security holders' vote for 1997, see "Business and Properties--Plan of Recapitalization."

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

                           MARKET PRICE INFORMATION

  The Company. As a result of TGX's Chapter 11 filing, in March 1991, the National Association of Securities Dealers, Inc. (the "NASD") notified TGX that it was terminating the inclusion of TGX's Common Stock on the Nasdaq National Market System. Through June 1992, the Company's common stock price continued to be reported on Nasdaq. Since July 1, 1992, neither the Common Stock nor the Senior Preferred Stock has been included on the Nasdaq National Market System. TGX's Common Stock and Senior Preferred Stock are listed on the NASD's "bulletin board". The Senior Preferred Stock was initially listed on the bulletin board in September 1996.

  As of December 31, 1996, there were approximately 3,995 holders of record of the Company's Common Stock, and 1,541 holders of record of the Senior Preferred Stock. The following table sets forth bid prices reported by the National Quotations Bureau, Inc., for the Company's Common Stock. Trading of the Company's Common Stock is very sporadic. All quotations represent bid prices between dealers without retail markup or markdown or commission and do not reflect actual transactions.

      QUARTER ENDED                                                  HIGH   LOW
      -------------                                                  ----- -----
      1996:
        March 31.................................................... $   * $   *
        June 30..................................................... .0002 .0002
        September 30................................................   .10   .10
        December 31.................................................   .01  .001
      1995:
        March 31.................................................... $ .03 $.001
        June 30.....................................................  .005  .005
        September 30................................................   .01   .01
        December 31.................................................   .01  .002

--------
* No reported trading activity for the period noted.

  Holders of Senior Preferred Stock have a dividend and liquidation preference over holders of other classes of preferred stock and the Common Stock. As of December 31, 1996, the redemption value and accrued dividends related to the Senior Preferred Stock were $87,886,000 and $53,294,000, respectively. The Senior Preferred Stock dividends must be paid in full prior to paying any dividends for the Common Stock. Under a liquidation scenario, after secured debt and other liabilities have been paid or provided for, the Senior Preferred Stock redemption value of $87,886,000 plus any accrued dividends must be paid in full before any liquidating distributions are made to the holders of other preferred stock or Common Stock.

  The Company has not paid, and does not anticipate paying, any cash dividends with respect to its Preferred Stock or Common Stock. The Company is prohibited from paying dividends on its Common Stock at any time that it is in arrears in paying dividends on any class of its preferred stock. The Company is currently in arrears in making such payments.

  On March 27, 1997, the closing bid and asked price per share of the Common Stock, as reported by the National Quotations Bureau, Inc., was $0.01. Trading of the Company's Common Stock is very sporadic.

  There was only one NASD trade of the Company's Senior Preferred Stock at $0.25 per share in November 1996. Due to the limited public trading activity, the Company cannot determine the market value, if any, therefor.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial information presented below for, and as of the end of, each of the years in the two-year period ended December 31, 1996 is derived from the consolidated financial statements of TGX, which have been audited by Price Waterhouse LLP, independent accountants. The following selected consolidated financial information should be read in conjunction with TGX's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
STATEMENT OF OPERATIONS DATA:
  Revenues(1)(2)....................................... $ 13,800  $  4,597
  Costs and expenses:
   Operating expenses..................................    1,417     1,276
   Treating and transportation expense.................      794       629
   Depletion, depreciation and amortization............      964       973
   General and administrative expenses.................    2,437     1,476
   Exploration costs...................................      164        69
   Interest............................................      207       607
                                                        --------  --------
      Total costs and expenses.........................    5,983     5,030
                                                        --------  --------
  Income (loss) before income taxes and extraordinary
   gain................................................    7,817      (433)
  Income tax expense (benefit).........................     (787)       --
                                                        --------  --------
  Income (loss) before extraordinary gain..............    8,604      (433)
  Extraordinary gain, net of income taxes of $37 in
   1996(2).............................................    1,831        93
                                                        --------  --------
  Net income (loss)....................................   10,435      (340)
  Preferred stock dividends and accretion of Senior
   Preferred redemption value..........................  (19,247)  (17,353)
                                                        --------  --------
  Net loss applicable to common stock.................. $ (8,812) $(17,693)
                                                        ========  ========
  Net loss per share of common stock:
   Before extraordinary gain........................... $  (0.42) $  (0.71)
   Extraordinary gain..................................     0.07        --
                                                        --------  --------
   Net loss per share of Common Stock.................. $  (0.35) $  (0.71)
                                                        ========  ========
  Average common shares outstanding....................   24,956    25,105
  Cash dividends.......................................       --        --
  Capital expenditures................................. $  4,280  $  1,228
BALANCE SHEET DATA:
  Working capital (deficit)............................ $  1,015  $ (1,771)
  Property and equipment, net..........................   10,636     7,411
  Total assets.........................................   15,547     9,791
  Long-term debt.......................................    1,500     5,835
  Redeemable Senior Preferred Stock....................   80,726    61,737
  Stockholders' deficit................................  (69,676)  (61,134)

--------
(1) 1996 includes net litigation settlement gain of $7,100,000.
(2) See Note 3 of TGX's Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 ("1996") AND DECEMBER 31, 1995 ("1995")

  General. The following discussion provides information which management believes is relevant to an understanding and assessment of the Company's results of operations and financial condition, and those presently known events, trends or uncertainties that are reasonably likely to have a material impact on the Company's future results of operations or financial condition or that are reasonably likely to cause the historical financial statements not to be necessarily indicative of future operating results or financial condition. It should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

  Consolidated revenues for 1996 totaled $13,800,000, an increase of $9,203,000 or 200% from 1995 consolidated revenues of $4,597,000. The substantial revenue increase for 1996 is due to the recognition of a net litigation settlement gain of $7,100,000 related to the NFG Litigation, a non-recurring item, and a $166,000 gain on property sales, combined with improvements in operation areas as discussed below.

  Total costs and expenses for 1996 were $5,983,000, an increase of $953,000 or 19% over total costs and expenses for 1995 of $5,030,000. The 1996 expense increase is primarily related to 1996 recapitalization costs incurred of $440,000 and recognition in 1995 of $425,000 of receivable allowance recoupment and $166,000 of franchise tax settlement, both non-recurring benefits, which decreased general and administrative expense for 1995.

  Income (loss) before income taxes and extraordinary gain for 1996, including the net litigation settlement gain of $7,100,000, was $7,817,000, as compared to a $433,000 loss for 1995.

Revenues

  Revenues from oil and natural gas sales for 1996 were $5,059,000, an increase of $1,448,000 or 40% over 1995 revenues of $3,611,000. The increase in 1996 revenues was due to higher product prices and oil volumes. A summary of oil and natural gas sales volumes and revenues for the respective years follows with natural gas prices being reflected on a thousand cubic feet ("Mcf") and volumes on a thousand Mcf ("Mmcf") basis.

                      Summary of Oil Volumes and Revenues

                                                           1996    1995   CHANGE
                                                          ------- ------- ------
Oil revenues (in thousands).............................. $ 1,613 $ 1,081   49%
Oil sales volume (barrels)...............................  76,200  62,900   21%
Oil average sales price per barrel....................... $ 21.16 $ 17.19   23%

                  Summary of Natural Gas Volumes and Revenues

                                                           1996    1995   CHANGE
                                                          ------- ------- ------
Natural gas revenues (in thousands)...................... $ 3,446 $ 2,530   36 %
Natural gas sales volume (Mmcf)..........................   1,542   1,701   (9)%
Natural gas average sales price per Mcf.................. $  2.24 $  1.49   50 %

  On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis), natural gas represents 77% of TGX's 1996 oil and natural gas sales volumes and 68% of oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow are significantly influenced by changes in gas prices. During 1996, average gas prices increased to $2.24 or $0.75 per Mcf from the 1995 average price of $1.49. Current period oil prices were also higher than the previous period by $3.96 per barrel. Higher oil and gas product prices contributed to an increase in revenues for 1996 of $1,455,000.

  Natural gas sales volumes for 1996 were 1,542 Mmcf, down 9% from sales reported in 1995 of 1,701 Mmcf, which included non-recurring adjustments of 220 Mmcf related to gas imbalance cash settlements and 149 Mmcf related to well payout adjustments. Excluding 1995 gas balancing and payout adjustment volumes, gas sales volumes for 1996 increased by 210 Mmcf or 16%. The Company records gas revenues on the net sales method and thus revenues are recorded when received or operations merit accrual. Oil volumes for 1996 were 76,200 barrels, up 21% over 1995 volumes of 62,900 barrels, which included non-recurring payout volume adjustments of 7,600 barrels. Excluding the non-recurring volumes recognized in 1995, oil volumes for 1996 increased 20,900 barrels or 38% as compared to the same period in 1995. The sales volume increases for 1996, after excluding 1995 non-recurring volumes, reflect the successful results of the Company's acquisition, drilling and workover activity.

  Natural gas gathering revenues and equity earnings in Comite Field Plant Venture increased by 11% to a combined total of $768,000 in 1996 as compared to $694,000 in 1995. This increase is primarily attributable to recoupment of previously deferred treating fees and higher per Mcf contract treating fees.

  On April 12, 1996 the Company entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the agreement, on April 19, 1996 TGX received $7,200,000 of gross settlement proceeds from NFG and all parties to the settlement agreement dismissed all claims and counterclaims against each other. In conjunction with the NFG settlement, the Company recognized a net litigation settlement gain of $7,100,000, after payment of $100,000 to a third party entitled to participate in the proceeds. Pursuant to amended credit agreements with BMOF (See Note 3), 50% or $3,600,000 of the settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse secured note. The Company also recognized an extraordinary gain from debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the final payment. As a result of the NFG proceeds, BMOF payment and payment to another third party entitled to participate in the proceeds, the Company retained $3,500,000 of net litigation settlement proceeds.

  For 1996, the Company recorded gains on property sales and other revenues of $873,000 as compared to $292,000 for 1995. The 1996 gain on property sales of $166,000 is primarily the result of the Company selling, in separate transactions, marginal wells and an interest in a pipeline for gross sale proceeds of $215,000 resulting in a net gain of $166,000 as compared to 1995's gain on wells sold of $68,000. Other revenues for 1996 is comprised of take-or-pay contract net settlement proceeds of approximately $110,000, net settlement proceeds regarding fees on the pipeline interest sold in 1996 of $218,000, dismissal of certain pre-petition liabilities, pursuant to the Plan and statute of limitations, of $217,000 with the remaining amount being primarily attributed to interest income. Included in 1995 other revenues is $147,000 of interest attributed to a franchise tax settlement and approximately $56,000 of gain recognized in the liquidation of various Company managed limited partnerships. The limited partnership liquidation was completed in late 1995.

Costs and Expenses

  Consolidated costs and expenses for 1996 increased by $953,000 or 19% to $5,983,000 as compared to $5,030,000 for 1995. The increase in expenses was primarily due to higher 1996 general and administrative expenses.

  For 1996, total operating expenses increased $141,000 or 11% to $1,417,000 as compared to $1,276,000 for 1995. Included in operating expenses are workover costs, severance taxes and through wellhead production costs (lifting costs).

  Workover costs for 1996 and 1995 totaled $252,000 and $274,000, respectively, and primarily represent discretionary well production activities that are implemented to enhance or increase production. A significant portion of the workover costs incurred are related to the Company's major field in Arkansas and resulted in significant increases in oil production. Additional workovers are scheduled for 1997.

  Severance taxes for 1996 and 1995 were $234,000 and $202,000, respectively. The increase in severance taxes is related to increased oil sales volumes and oil and natural gas revenues due to higher prices.

  Excluding workover costs and severance taxes, 1996 and 1995 operating expenses totaled $931,000 and $800,000, respectively, for production costs through the wellhead. Operating expenses for 1996 were lower in the Company's older fields due to the sale of marginal wells effective April 1, 1996, but this was offset by the addition of new properties in 1996 and full current period impact of late 1995 acquisitions. Production costs per equivalent Mcf for 1996 was $0.46 as compared to $0.38 for 1995.

  Treating and transportation expenses in 1996 increased by $165,000 or 26% to $794,000 as compared to 1995 cost of $629,000. These costs represent post wellhead expenditures incurred to treat Company gas to comply with pipeline specifications or to transport the gas to market. The 1996 increase is primarily due to contract treating fee escalations and recognition of previously deferred treating fees pursuant to an agreement. Treating and transportation expenses for 1996 and 1995, per equivalent Mcf, were $0.40 and $0.30, respectively.

  Depletion, depreciation, and amortization ("DD&A") expense in 1996 decreased $9,000 or 1% to $964,000 from $973,000 in 1995 due primarily to a decrease in the weighted average DD&A rate per equivalent Mcf. The weighted average DD&A rate for 1996 decreased 4% to $0.46 per equivalent Mcf as compared to 1995's rate of $0.48.

  Pursuant to successful efforts accounting, unsuccessful exploration costs are expensed as opposed to capitalized. For 1996 such costs represented activity on two gross wells (net .43) at a net cost to the Company of $164,000. Exploration costs for 1995 of $69,000 represented activity on three gross wells (net .46).

  General and administrative expenses in 1996 increased by $961,000 or 65% to $2,437,000 from $1,476,000 in 1995 due primarily to expenses associated with the Company's 1996 recapitalization efforts and 1995 benefiting from a litigation receivable recoupment and franchise tax settlement, both non-recurring benefits. General and administrative expenses for 1996 included $440,000 of professional and other fees related to the previously announced equity restructuring that would result in an exchange of the Senior Preferred stock for new common stock while eliminating all existing preferred and common shares. The Company plans on soliciting shareholder approval regarding this equity restructuring in 1997. In 1995, the Company recognized a receivable allowance recoupment of $425,000 in conjunction with litigation settlement regarding affiliated receivables. Also, in 1995, the Company recognized a reduction in franchise tax expense of $166,000 related to a settlement. Excluding the 1996 equity restructuring costs and 1995 receivable allowance recoupment and franchise tax settlement benefits, 1996 general and administrative expenses decreased $70,000 as compared to 1995.

  Interest expense for 1996 decreased $400,000 or 66% to $207,000 from $607,000 in 1995, primarily due to a decrease in borrowings outstanding. Accrued interest pursuant to the nonrecourse BMOF note, which was payable in kind through issuance of additional notes, decreased $333,000 in 1996 to $132,000 as a result of final debt payment and forgiveness in April 1996. Interest pursuant to the Company's secured facility also declined in 1996 due to lower average debt outstanding. Included in 1996 and 1995 is approximately $30,000 and $36,000, respectively, of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility.

  Due to tax loss carryforwards, the Company currently pays federal alternative minimum income taxes only. In conjunction with the recognition of the litigation settlement and related tax gain resulting from the final BMO debt settlement, the Company has estimated and accrued alternative minimum income taxes in 1996 of $180,000, which includes $37,000 of income tax related to the extraordinary gain. The tax expense recognized represents an effective tax rate of approximately 2% on income before income taxes. In 1996, the Company recognized a deferred income tax asset of $930,000, of which $680,000 was current, based on current projected benefit to be realized from existing tax loss carryforwards.

  Debt forgiveness for 1996 and 1995 resulted in the recognition of an extraordinary gain of $1,831,000, net of income taxes of $37,000, and $93,000, respectively. The 1996 gain is the result of payment of 50% of the NFG Litigation gross proceeds or $3.6 million, pursuant to the amended credit agreement, in full settlement of the BMOF note of $4,652,000 and related accrued interest of $816,000. The BMOF debt forgiveness extraordinary gain of $1,868,000 was reduced by related income taxes of $37,000. The 1995 gain of $93,000 was derived from Administrative Note settlements and claim forfeitures.

  Pursuant to the terms of the Plan, dividends for the Senior Preferred stock are calculated at 10%, compounded annually and resulted in accrued but unpaid dividends for 1996 of $12,873,000 as compared to $12,038,000 for 1995.
Dividends on the Old Preferred Stock were $270,000 for 1996 and 1995.

  The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 21% to $6,104,000 for 1996 as compared to $5,045,000 in 1995.

                              FINANCIAL CONDITION

  During 1996, the Company's capital expenditures totaled $4,280,000, an increase of $3,052,000 from 1995 activity and were primarily related to development drilling and producing well acquisition activity. The Company also incurred workover costs of $252,000. The positive results of these expenditures are reflected in the increased sales and reserve quantities reported in 1996.

  At December 31, 1996, the Company had positive working capital of $1,015,000 which represents an increase of $2,786,000 from the prior year end working capital deficit. The significant improvement in working capital is attributable to the $3.5 million of net litigation settlement proceeds retained by the Company after BMOF debt and other third party participation payments and the inclusion of a $680,000 current deferred tax asset.

  As a result of the litigation settlement proceeds, in April 1996 the Company paid $3,600,000 in full settlement of the $5,468,000 of BMOF debt, including interest due of $816,000. The Company used a portion of the settlement proceeds to retire $900,000 of Bank One credit facility borrowings then outstanding. Late in 1996, the Company borrowed $1,500,000 under the Bank One facility in connection with proved oil and gas property acquisitions. The Bank One credit facility matures on June 30, 1999 and the interest rate is the bank's stated rate plus 1.5%. The borrowing base under the current credit facility at December 31, 1996 was $4,700,000 and is reduced monthly by $100,000. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The credit facility is secured by substantially all of the Company's assets and includes financial ratio and default covenants standard to the industry.

  The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics and, accordingly, are not classified as a component of stockholders' equity. At December 31, 1996, the Senior Preferred redemption value and accrued dividends were $87,886,000 and $53,294,000, respectively. These amounts, plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

  At December 31, 1996, the stockholders' deficit was $69,676,000. Due to the dividend requirements for the Senior Preferred Stock and Old Preferred Stock and accretion of the redemption value of Senior Preferred, if the proposed equity restructuring is not consummated, it is probable that the Company's stockholders' equity will remain a deficit for the foreseeable future.

                        LIQUIDITY AND CAPITAL RESOURCES

  For 1996, the Company's cash provided by operating activities was $8,199,000 and included net litigation settlement proceeds of $7,100,000 of which $3,600,000 was paid to BMOF (See Note 3). Also, included in cash provided by operating activities is approximately $691,000 of proceeds received from the Company's 35% equity investment in the Comite Field Plant Venture. Primarily as a result of the litigation settlement and recognition of a current deferred tax asset, the Company had positive working capital of $1,015,000 at the end of the current year.

  In 1996, the Company purchased, for cash, producing oil and gas properties, through numerous transactions, for $2,932,000 with effective dates at various times during the year. Of such purchases, $1,737,000, comprising eight separate transactions, was acquired in December with effective dates at the end of December 1996, resulting in no impact on 1996 revenues and expenses. Had all 1996 properties purchased been acquired at the beginning of the year, the impact on revenues and income before income taxes and extraordinary gain would have been an increase of $889,000 and $405,000, respectively. The Company anticipates that these acquisition properties will have a positive impact on future results.

  The Bank One credit facility has a current borrowing base of $4,700,000 with $1,500,000 of borrowings outstanding at December 31, 1996. The Company has letter of credit commitments totaling $92,000 outstanding under the credit facility resulting in a year-end facility availability of $3,108,000. The borrowing base is reduced monthly by $100,000 and all amounts borrowed are due June 30, 1999. As a result of the Company's working capital position, improving operating results and availability under the credit facility, capital resources are deemed sufficient for current operating activities.

  The Company has no requirements to make payments on the Senior Preferred share obligations until the year 2002. If the Company's planned Merger is consummated, such Senior Preferred obligations will be eliminated.

  Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is in an under-produced status of approximately 350,000 Mcf as of December 31, 1996 and is currently recouping or attempting to settle its net under-produced status. Any balancing recoupments or settlements, which will typically be over an extended period of time, are not anticipated to be material to future operating results.

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

  Inflation and Changes in Prices. The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices which have been unstable. For management purposes, the Company assumes that oil and natural gas prices will escalate at 5% per annum and that costs and expenses will escalate at 4% per annum. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Such costs have also been on a general downward trend since the early 1980's due primarily to the industry-wide decrease in drilling activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements as of December 31, 1996 and 1995 and for each of the two years ended December 31, 1996, and the report of Price Waterhouse LLP, independent accountants, follow.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of TGX Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of TGX Corporation and its subsidiaries (the Company) at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
February 10, 1997, except
as to Note 14 which is
as of March 31, 1997.

                        TGX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,
                                                            ------------------
                          ASSETS                              1996      1995
                          ------                            --------  --------
                                                              (THOUSANDS OF
                                                             DOLLARS EXCEPT
                                                             FOR SHARE DATA)
Current assets:
  Cash and cash equivalents................................ $  1,924  $    384
  Accounts receivable, net of allowance for doubtful
   accounts of $200 (1996) and $320 (1995).................    1,291     1,141
  Accounts receivable from affiliates......................       --         6
  Deferred tax asset.......................................      680        --
  Other current assets.....................................      117        51
                                                            --------  --------
    Total current assets...................................    4,012     1,582
                                                            --------  --------
Property and equipment:
  Oil and natural gas properties...........................   15,535    11,340
  Other property and equipment.............................      204       203
  Accumulated depletion, depreciation and amortization.....   (5,103)   (4,132)
                                                            --------  --------
    Property and equipment, net............................   10,636     7,411
                                                            --------  --------
Investment in Comite Field Plant Venture--Note 5...........      596       739
Deferred tax asset.........................................      250        --
Other assets...............................................       53        59
                                                            --------  --------
    Total other assets.....................................      899       798
                                                            --------  --------
TOTAL ASSETS............................................... $ 15,547  $  9,791
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities--Note 6......... $  2,997  $  3,353
                                                            --------  --------
    Total current liabilities..............................    2,997     3,353
                                                            --------  --------
Long-term debt--Note 3.....................................    1,500     5,835
                                                            --------  --------
    Total liabilities......................................    4,497     9,188
                                                            --------  --------
Commitments and contingencies--Note 4
Redeemable Senior Preferred Stock, 8,788,571 (1996) and
 8,851,360 (1995) shares outstanding; redemption value
 $87,886 (1996) and $88,514 (1995)--Note 7.................   80,726    61,737
                                                            --------  --------
Stockholders' deficit--Note 8
  9% Cumulative Convertible Preferred Stock, 300,000 shares
   outstanding plus 185,000 (1996) and 158,000 (1995)
   shares to be issued for dividends.......................      485       458
  Common stock, 24,955,807 (1996) and 24,956,033 (1995)
   shares outstanding......................................      290       290
  Additional paid-in capital...............................    1,665     1,422
  Accumulated deficit......................................  (72,116)  (63,304)
                                                            --------  --------
    Total stockholders' deficit............................  (69,676)  (61,134)
                                                            --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT................ $ 15,547  $  9,791
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                        TGX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          FOR THE
                                                        YEARS ENDED
                                                       DECEMBER 31,
                                                     ------------------
                                                       1996      1995
                                                     --------  --------
                                                   (THOUSANDS OF DOLLARS
                                                   EXCEPT PER SHARE DATA)
REVENUES
Oil and natural gas sales..........................  $  5,059  $  3,611
Natural gas gathering..............................       220       245
Equity earnings in Comite Field Plant Venture......       548       449
Litigation settlement gain, net--Note 3............     7,100        --
Gain on property sales.............................       166        68
Other, net.........................................       707       224
                                                     --------  --------
                                                       13,800     4,597
                                                     --------  --------
COSTS AND EXPENSES
Operating expenses.................................     1,417     1,276
Treating and transportation expenses...............       794       629
Depletion, depreciation and amortization...........       964       973
Exploration costs..................................       164        69
General and administrative expenses................     2,437     1,476
Interest...........................................       207       607
                                                     --------  --------
                                                        5,983     5,030
                                                     --------  --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
 GAIN..............................................     7,817      (433)
Income tax expense (benefit)--Note 9:
  Current..........................................       143        --
  Deferred.........................................      (930)       --
                                                     --------  --------
                                                         (787)       --
                                                     --------  --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN............     8,604      (433)
Extraordinary gain, net of income taxes of $37 in
 1996--Note 3......................................     1,831        93
                                                     --------  --------
NET INCOME (LOSS)..................................    10,435      (340)
Preferred stock dividends..........................   (13,143)  (12,308)
Accretion of Senior Preferred redemption value.....    (6,104)   (5,045)
                                                     --------  --------
NET LOSS APPLICABLE TO COMMON STOCK................  $ (8,812) $(17,693)
                                                     ========  ========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Before extraordinary gain........................  $  (0.42) $  (0.71)
  Extraordinary gain...............................      0.07        --
                                                     --------  --------
NET LOSS PER SHARE OF COMMON STOCK.................  $  (0.35) $  (0.71)
                                                     ========  ========
AVERAGE COMMON SHARES OUTSTANDING..................    24,956    25,105
                                                     ========  ========

          See accompanying notes to consolidated financial statements.

                        TGX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           FOR THE
                                                         YEARS ENDED
                                                        DECEMBER 31,
                                                       ----------------
                                                        1996     1995
                                                       -------  -------
                                                    (THOUSANDS OF DOLLARS)
Cash flows from operating activities:
  Net income (loss) .................................  $10,435  $  (340)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depletion, depreciation and amortization..........      964      973
   Amortization of debt transaction costs and stock
    compensation.....................................       55       79
   Gain on property sales............................     (166)     (68)
   Distributions in excess of equity earnings........      143      139
   Interest to be paid through issuance of additional
    notes............................................      132      465
   Extraordinary gain................................   (1,868)     (93)
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable.......     (150)      65
    Decrease in accounts due from/to affiliates, net.        6      256
    Increase in deferred tax asset...................     (680)      --
    Decrease (increase) in other current assets......      (66)       9
    (Decrease) increase in accounts payable and
     accrued liabilities.............................     (356)       1
   Deferred tax asset................................     (250)      --
                                                       -------  -------
Net cash provided by operating activities............    8,199    1,486
                                                       -------  -------
Cash flows from investing activities:
  Capital expenditures...............................   (4,280)  (1,228)
  Proceeds from disposal of assets...................      215      168
  Decrease (increase) in other assets................       (7)      --
                                                       -------  -------
  Net cash provided by (used in) investing
   activities........................................   (4,072)  (1,060)
                                                       -------  -------
Cash flows from financing activities:
  Principal payments of long-term debt and notes
   payable...........................................   (4,500)  (1,601)
  Advances pursuant to revolving credit facility.....    1,900      850
  Debt transaction costs and other...................       13       33
                                                       -------  -------
  Net cash used in financing activities..............   (2,587)    (718)
                                                       -------  -------
Net increase (decrease) in cash and cash equivalents.    1,540     (292)
Cash and cash equivalents at beginning of period.....      384      676
                                                       -------  -------
Cash and cash equivalents at end of period...........  $ 1,924  $   384
                                                       =======  =======
Supplemental Disclosure of Non-Cash Investing and
 Financing Activities:
  Forgiveness of bank debt and other notes payable...  $ 1,868  $    93
  Interest to be paid through issuance of additional
   notes.............................................  $   132  $   465

          See accompanying notes to consolidated financial statements.

                       TGX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business and Reorganization Proceeding

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

  During 1996, the Company commenced efforts to effect a recapitalization by merging with and into its wholly-owned subsidiary, GeoStrat Resources, Inc. ("GeoStrat"). GeoStrat was incorporated in 1996 solely to accomplish the planned merger. GeoStrat has no independent operations of its own and will conduct the operations of TGX, as the surviving corporation, if the merger is consummated.

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

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the fourth quarter of 1995. Under the provisions of the statement, if the net book value of an individual asset is greater than its undiscounted future net cash flows, then the excess of the net book value over the fair value is recognized as an impairment of the asset. This adoption had no effect on the Company's 1996 or 1995 financial statements.

                       TGX CORPORATION AND SUBSIDIARIES

 Other Property and Equipment

  Depreciation of other property and equipment is provided on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 25 years.

 Revenue Recognition

  Revenue from the sale of crude oil is recognized upon the passage of title, net of royalties. Revenue from natural gas production is recognized using the sales method, net of royalties. Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is in an under-produced status of approximately 350,000 Mcf as of December 31, 1996 and is currently recouping or attempting to settle its net under-produced status. Any balancing recoupments or settlements, which will typically be over an extended period of time, are not anticipated to be material to future operating results.

 Stock Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair value method of accounting and reporting for awards granted after December 15, 1995 under stock compensation plans. SFAS No. 123 encourages, but does not require, companies to adopt the fair value method of accounting in place of the existing method of accounting for stock-based compensation for employees whereupon compensation costs are recognized only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not adopt the fair value method of accounting prescribed in SFAS No. 123 must, nonetheless, make annual pro forma disclosures of the estimated effects on net income and earnings per share in their year-end 1996 financial statements as if the fair value method had been used for grants after December 31, 1994. The Company has elected to follow the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123.

 Cost and Expense Reimbursements

  Pursuant to the provisions of the applicable agreements, the Company reduced certain of its costs and expenses by reimbursements for certain administrative and operating costs paid or incurred in connection with the administration and supervision of certain oil and natural gas properties and limited and general partnerships which are sponsored by the Company. During late 1995 all Company sponsored partnerships were liquidated through third party sales.

 Per Share Amounts

  Per share amounts are determined by dividing net income or loss applicable to Common Stock by the weighted average number of common shares outstanding during the year. In 1996 and 1995, the dilutive effect, if any, of the assumed conversion of preferred stock to common stock was considered for the computation of fully diluted income or loss per common share and such assumed conversion was not material to the computation. The assumed exercise of outstanding stock options was not included in the computation of per share amounts as their effect was not dilutive.

                       TGX CORPORATION AND SUBSIDIARIES

 Cash and Cash Equivalents

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

  The RV of proved oil and natural gas properties and other related assets was determined based on future net revenues discounted to present value utilizing a rate of 20%. For proved undeveloped properties, the RV was determined to be 50% of discounted future net revenues. For the purpose of calculating future net revenues of oil and natural gas properties, then current oil and natural gas prices were escalated at five percent per annum to certain maximum amounts and then current operating costs and expenses were escalated at four percent per annum for the economic life of the properties. The initial price for natural gas dedicated under the contract (the "Contract") with National Fuel Gas Distribution Corporation ("NFG"), which was a matter being litigated (See Note 4), was equal to 90% of the rolling twelve month average price for No. 6 fuel oil in the Buffalo, New York area (the "90% of No. 6 Fuel Oil Price"). The RV of oil and natural gas properties also included $2,905,000 attributable to the difference, plus interest, between the price that NFG paid since September 1984 and the 90% of No. 6 Fuel Oil Price.

  Current assets and liabilities were recorded at book value which approximates RV. Long-term liabilities were recorded at present values of amounts to be paid and the pre-consummation stockholders' deficit was adjusted to reflect the par value of pre-consummation equity interests.

                       TGX CORPORATION AND SUBSIDIARIES

  The recorded value of the Series A Senior Preferred Stock (the "Senior Preferred") issued pursuant to the Plan was determined based on the difference between the RV of the Company's assets less the sum of (i) the present value of liabilities plus (ii) the par value of pre-consummation equity interests. The accretion of the difference between the recorded value and the $10 per share redemption amount of the Senior Preferred is recorded as a reduction of income applicable to common stockholders over a period of approximately 10 years.

  The RV was determined by management on the basis of its best judgment of what it considered to be the fair market value ("FMV") of the Company's assets and liabilities at the time of the valuation, after reviewing relevant facts concerning the price at which similar assets were being sold between willing buyers and sellers. However, there can be no assurances that the RV and the FMV were comparable and the difference between the Company's calculated RV and the FMV could, in fact, have been material.

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

  Three of the large administrative claimants (the "Opposing Administrative Claimants") agreed that in full satisfaction of the balance of their administrative claims they would receive (i) a payment of $300,000 (ii) 55,000 shares of Senior Preferred and (iii) the conveyance of approximately 29,400 acres of undeveloped land in Culberson and Hudspeth Counties, Texas. In satisfaction of their unpaid administrative claims, all other administrative claimants received cash and/or were entitled to receive promissory notes due December 31, 1994 which were secured by certain assets of the Company. Such notes were issued upon the execution of releases in favor of the Company and others. As set forth in Note 3 below, all administrative notes were ultimately settled through whole or partial repayment in cash, issuance of shares of Senior Preferred and issuance of a non-recourse note payable out of proceeds from the NFG Litigation described in Note 4 below.

  TGX was a party to numerous executory contracts which, pursuant to the provisions of the Bankruptcy Code, could be assumed or rejected by TGX. If an executory contract was assumed by TGX, all defaults related to the executory contract were cured (generally, paid-in-full with cash). At December 31, 1995, the aggregate balance of pre-petition obligations related to assumed executory contracts was approximately $317,000 and represented undistributed net oil and gas revenues in a "suspended pay" status. Pursuant to the Plan and statue of limitations, the "suspended pay" liability was dismissed during 1996. If an executory contract was rejected by TGX, all claims related to the executory contract were satisfied pursuant to the terms of the Plan.

  As of the Effective Date of the Plan, the preferred and common stockholders selected a new Board of Directors to serve until January 1995, or until their successors were duly elected and qualified. When new directors are elected, the Plan provides that directors are to be elected without regard to class representation. However, holders of Senior Preferred have 95% of the voting power of the Company and a plurality of such holders can, therefore, effectively elect all Directors. In addition, to whatever number of directors is provided for in the Company's by-laws, two additional directors are to be elected solely by the Senior Preferred Stockholders until the Company has made up its dividend arrearages.

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

                       TGX CORPORATION AND SUBSIDIARIES

3. LONG-TERM DEBT AND NOTES PAYABLE

  As of December 31, 1996 and 1995, the components of long-term debt were:

                                                                1996   1995
                                                               ------ ------
                                                               (IN THOUSANDS)
      Bank borrowings:
      Revolving credit facility (secured)..................... $1,500 $  500
      Nonrecourse note........................................     --  5,335
      Less current maturities.................................     --     --
                                                               ------ ------
        Long-term debt........................................ $1,500 $5,835
                                                               ====== ======

  On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. Pursuant to the restructuring, Bank One established a borrowing-based facility of $2,350,000 under which the Company immediately borrowed $1,600,000 of which $1,452,000 was paid to BMO. The Bank One facility initially bore interest at Bank One's stated rate plus 2% and was to mature on July 13, 1997. The Bank One facility is secured by substantially all of the Company's oil and gas properties. Effective September 30, 1996, the credit facility was amended and the borrowing base was increased to $5,000,000, with monthly borrowing base reductions of $100,000, interest rate lowered to stated rate plus 1.5% and the maturity extended to June 30, 1999. The Bank One facility at December 31, 1996 had a borrowing base of $4,700,000 and is redetermined every six months or at Bank One's discretion. Due to the excess of borrowing base over year end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt are reflected. The Bank One facility requires the maintenance of certain financial ratios including a working capital ratio, after excluding certain liabilities and other adjustments as allowed under the facility, of 1 to 1, a tangible net worth, including Senior Preferred stock, of a minimum of $5,000,000, a future annual limit on general and administrative expense of $1,700,000 and other financial ratios.

  Simultaneously with the securance of the Bank One facility, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's litigation with National Fuel Gas Distribution Corporation ("NFG Litigation"). See Note 4 below.

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

  In January 1994, in conjunction with the Company's sale of certain assets, the Company made a debt service payment of approximately $14,300,000 to BMO. As set forth above, in July 1994, in connection with the series of agreements entered into between the Company and Bank One, the Company paid approximately $1,452,000 to BMO and simultaneously therewith, BMO released all of its liens on the Company's properties with the exception of its lien on the Company's NFG Litigation. As part of the loan restructuring, BMO converted $4,652,000 (the "BMOF Principal") of its outstanding indebtedness, including fees and expenses, to a nonrecourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO assigned its rights to the loan, security, and the Company's note to BMO's wholly owned subsidiary, BMO Financial, Inc. ("BMOF"). As of December 31, 1995, total accrued interest pursuant to the BMOF note was $683,000, payable through the issuance of additional notes, resulting in a total year-end BMOF debt of $5,335,000. On December 31, 1995, the Company and BMOF executed

                       TGX CORPORATION AND SUBSIDIARIES
the first amendment to the credit agreement. Pursuant to the amended agreement, TGX and BMOF were to share equally any NFG Litigation proceeds up to $8,000,000. BMOF was to receive 100% of any proceeds in excess of $8,000,000 until the total received by BMOF equalled the BMOF Principal, plus any accrued interest. Thereafter, the Company was to receive proceeds until the total it received equalled the amount received by BMOF, and any additional NFG Litigation proceeds would have been shared equally by TGX and BMOF. If NFG Litigation proceeds were insufficient to repay the BMOF loan, plus applicable interest, the Company had no further obligation for such repayment. The BMOF note was to mature on December 31, 1997, subject to each party having the right to extend the maturity date and bore interest at the rate of 10% per annum. However, until December 31, 1997, and for such further time as BMOF elected to extend the maturity date of such loan, no cash payment for such interest was required; instead, the Company was to pay interest in kind through the issuance of additional notes to BMOF.

  On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received on April 19, 1996, $7,200,000 from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. As a result of the NFG gross settlement proceeds and payment of $100,000 to another party entitled to participate in the proceeds, TGX recorded a net litigation settlement gain of $7,100,000. Pursuant to amended credit agreements with BMOF, 50% of the gross settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse secured note totaling $5,468,000, including accrued interest of $816,000. TGX recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the $3,600,000 BMOF final payment.

  During the Reorganization Proceeding, the Company incurred and claimants filed applications for approximately $7,131,000 in administrative fees and expenses relating to the reorganization ("Administrative Claims"). The Company objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, administrative claimants, other than the Opposing Administrative Claimants, upon execution of certain releases in favor of the Company and others, were entitled to receive promissory notes (the "Administrative Notes") due December 31, 1994, in satisfaction of each of their unpaid administrative claim. Substantially all administrative claimants entitled to receive Administrative Notes, perfected their claims by executing such releases. The Administrative Notes bore interest at a rate not to exceed 8% and were secured with certain collateral (the "Consummation Collateral"). If the proceeds related to the Consummation Collateral were not sufficient to satisfy the Company's obligations under the Administrative Notes the Company's excess operating funds, if any, were to be applied toward the balances due. During late 1994 and early 1995, the Company negotiated settlement with substantially all of the Administrative Note holders. As a result of negotiated settlements and forfeitures, Administrative Notes and Administrative Claims totaling approximately $1,126,000 in principal and $253,000 in accrued interest were renegotiated or forfeited with the Company making cash payments in the aggregate of $455,000, issuing 151,518 shares of Senior Preferred Stock and further issuing its non-recourse note in the aggregate amount of $90,000 payable out of proceeds received by the Company from the NFG Litigation, if any, and all such notes and claims were deemed settled as of year end 1995. The Company reflected an extraordinary net gain in 1995 of $93,000 in conjunction with these settlements.

  Cash paid for interest during 1996 and 1995 totaled approximately $45,000 and $64,000, respectively.

                       TGX CORPORATION AND SUBSIDIARIES

4. COMMITMENTS AND CONTINGENCIES

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

  During its Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the NFG Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, and, in consideration of a payment of $2,940,000 (the "Payment) from NFG, TGX dismissed the Turnover Proceeding without prejudice and released NFG (subject to certain limitations) from any and all liability and affirmative claims for relief alleged to arise from or based upon certain evidence presented by TGX in the Turnover Proceeding.

  On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received on April 19, 1996 $7,200,000 from NFG and all parties to the Settlement Agreement have dismissed all claims and counterclaims against each other.

 Other

  In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells have not been credited to the interests of the unleased mineral interest owners. In July 1995, certain royalty owners in the same wells commenced a separate legal action alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Both cases are in the discovery stage and if settlement negotiations are not successful, TGX will vigorously defend itself in the litigation. TGX does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of TGX.

  In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of pre-petition and administrative claims related to an overriding royalty interest previously conveyed by TGX. During that hearing, the parties stipulated that the finally allowed amount of the claimant's prepetition claim would be $600,000. That prepetition claim has been fully satisfied by the issuance of 60,000 shares of Senior Preferred. The Company had previously estimated that prepetition claim in that amount, and therefore it had been reflected in prior years' financial statements. Subsequent to the March 1994 hearing, and after post-hearing motions from both TGX and the claimant, the Bankruptcy Court entered an order on September 7, 1994 which determined that the claimant would be granted an allowed administrative expense claim for unpaid overriding royalties arising post-petition but prior to October 4, 1992 in the amount of $244,000. That administrative claim, when finally allowed, was to be treated by the issuance of an Administrative Note under the terms of the Plan, and was to be payable under the terms of the Plan. The Bankruptcy Court further ruled that it would not exercise any jurisdiction over claims for alleged unpaid overriding royalties arising subsequent to October 4, 1992. On May 9, 1996, TGX settled this litigation for payment of $400,000 and return of the 60,000 shares of Senior Preferred previously issued.

                       TGX CORPORATION AND SUBSIDIARIES

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

 Leases

  As of December 31, 1996, the Company's only lease commitment was for its office lease which is cancellable, at the Company's election, with 90 days notice and expires on May 31, 1999. Future annual rental amounts are $70,000
(1997), $70,000 (1998) and $29,000 (1999).

 Other

  As of December 31, 1996, the Company had letters of credit outstanding of $92,000 under the Bank One credit facility which reduced the Company's availability under the facility. See Note 3 above.

5. INVESTMENT IN NATURAL GAS TREATING PLANT

  In conjunction with the acquisition of Amarex, Inc. in 1985, the Company acquired Amarex's 35% interest in the Comite Field Plant Venture (the "Venture"), an Oklahoma general partnership formed in April 1982 for the purpose of constructing and operating a natural gas treating plant to serve the Comite Field in East Baton Rouge Parish, Louisiana. Natural gas produced from one well operated by the Company and two wells of other operators are transported to the plant where contaminants are extracted to satisfy pipeline specifications. In addition, the plant also provides condensate handling and saltwater disposal facilities. The Company receives cash distributions from the Venture for its share of net cash flow. In addition, the Venture charges the Company for gas treating and such charges are included in operating expenses.

                        TGX CORPORATION AND SUBSIDIARIES

  A summary of the Venture's unaudited financial position as of December 31, 1996 and 1995, and the results of its operations for the years then ended is:

                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
                                                                   (UNAUDITED)
SUMMARY BALANCE SHEETS
Current assets................................................... $  594 $  667
Net property and equipment.......................................  1,278  1,701
                                                                  ------ ------
                                                                  $1,872 $2,368
                                                                  ====== ======
Current liabilities.............................................. $  144 $  155
Long-term debt...................................................     50    100
Partners' capital................................................  1,678  2,113
                                                                  ------ ------
                                                                  $1,872 $2,368
                                                                  ====== ======
SUMMARY STATEMENTS OF EARNINGS
Fees earned...................................................... $2,608 $2,448
Operating expenses...............................................  1,062  1,131
                                                                  ------ ------
Operating income.................................................  1,546  1,317
Other income.....................................................      4      8
                                                                  ------ ------
Net income....................................................... $1,550 $1,325
                                                                  ====== ======

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  As of December 31, 1996 and 1995, the primary components of accounts payable and accrued liabilities were (in thousands):

                                                                   1996   1995
                                                                  ------ ------
Accounts payable................................................. $  360 $  555
Undistributed net oil and natural gas revenue....................  1,281  1,152
Accrued pre-petition liabilities.................................     --    518
Accrued operating and tax expenses...............................    354    312
Accrued professional fees........................................    347    125
Income tax liability.............................................    180     --
Operation advances...............................................    115    159
Miscellaneous accruals...........................................    360    532
                                                                  ------ ------
                                                                  $2,997 $3,353
                                                                  ====== ======

                       TGX CORPORATION AND SUBSIDIARIES

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

  Pursuant to the Plan, the Company provided for a total of 8,529,246 shares to be issued to holders of certain unsecured claims on the basis of one share of Senior Preferred for every $10 of certain finally allowed or otherwise agreed upon claim. During 1992, an additional 200,000 shares were issued to an executive officer pursuant to a management agreement. In conjunction with fresh start reporting, in 1992, the Senior Preferred was recorded at a value of $11,046,000 which is $76,246,000 less than redemption value. In 1995, an additional 250,000 shares were issued to certain executive officers and 128,110 canceled in conjunction with settlement of certain pre-petition obligations, post-petition asset sale and litigation settlement. In 1996, 60,000 shares were canceled in conjunction with litigation settlement and 2,565 shares canceled as a result of purchase by the Company. The Company recorded in 1996 and 1995 $24,000 and $52,000, respectively, of stock compensation expense related to the management agreement and executive officer stock issuances. Stock compensation expense is amortized over the stock award forfeiture period of two years from grant date. For stock compensation expense recognition purposes the 1992 award was valued at $1.50 per share, based on an internal estimate of Company net assets as of October 2, 1992 (fresh start reporting). The 1995 awards were valued based on a reported 1995 Senior Preferred trade at $0.20 per share. The compensation accruals recognized by the Company are not significantly different from amounts that would have been recognized under the SFAS 123 fair value method at the grant date.

                       TGX CORPORATION AND SUBSIDIARIES

  Since December 31, 1994, the components of the number of shares of the Company's Senior Preferred and changes in associated values are as follows (in thousands):

                                                              NUMBER   RECORDED
                                                             OF SHARES  VALUE
                                                             --------- --------
Balance, December 31, 1994..................................   8,729   $44,602
Accrued and unpaid dividends................................      --    12,038
Accretion on redemption value and dividends.................      --     5,045
Amortization of compensation shares pursuant to
 management agreement.......................................      --        35
Shares issued pursuant to management
 option agreements..........................................     250        17
Shares canceled.............................................    (128)       --
                                                               -----   -------
Balance, December 31, 1995..................................   8,851    61,737
Accrued and unpaid dividends................................      --    12,873
Accretion on redemption value and dividends.................      --     6,104
Amortization of compensation shares pursuant to
 management agreement.......................................      --        24
Shares canceled.............................................     (63)      (12)
                                                               -----   -------
Balance, December 31, 1996..................................   8,788   $80,726
                                                               =====   =======

  See Note 14 below.

8. STOCKHOLDERS' EQUITY (DEFICIT)

  Since December 31, 1994, the components of the number of shares of the Company's stockholders' equity (deficit) and the changes therein are:

                                                         OLD
                                                      PREFERRED COMMON  TREASURY
                                                        STOCK   STOCK    STOCK
                                                      --------- ------  --------
                                                        (THOUSANDS OF SHARES)
Balance, December 31, 1994...........................    431    25,314   3,663
Dividends on Old Preferred Stock.....................     27        --      --
Shares surrendered...................................     --      (358)    358
                                                         ---    ------   -----
Balance, December 31, 1995...........................    458    24,956   4,021
Dividends on Old Preferred Stock.....................     27        --      --
                                                         ---    ------   -----
Balance, December 31, 1996...........................    485    24,956   4,021
                                                         ===    ======   =====

 As a result of the Senior Preferred Stock liquidation and dividend preference, no value was ascribed to common stock held in treasury.

                       TGX CORPORATION AND SUBSIDIARIES

  Since December 31, 1994, the components of the Company's stockholders' equity (deficit), and the changes therein are:

                                           OLD           ADDITIONAL
                                        PREFERRED COMMON  PAID-IN   ACCUMULATED
                                          STOCK   STOCK   CAPITAL     DEFICIT
                                        --------- ------ ---------- -----------
                                                    (IN THOUSANDS)
Balance, December 31, 1994.............   $431     $290    $1,179    $(45,611)
Preferred dividends, payable with
 additional shares of Old Preferred....     27       --       243        (270)
Dividends on Senior Preferred..........     --       --        --     (12,038)
Accretion of Senior Preferred
 redemption value......................     --       --        --      (5,045)
Net loss...............................     --       --        --        (340)
                                          ----     ----    ------    --------
Balance, December 31, 1995.............    458      290     1,422     (63,304)
                                          ----     ----    ------    --------
Preferred dividends payable with
 additional shares of Old Preferred....     27       --       243        (270)
Dividends on Senior Preferred..........     --       --        --     (12,873)
Accretion of Senior Preferred
 redemption value......................     --       --        --      (6,104)
Net income.............................     --       --        --      10,435
                                          ----     ----    ------    --------
Balance, December 31, 1996.............   $485     $290    $1,665    $(72,116)
                                          ====     ====    ======    ========

 Cumulative Convertible Preferred Stock

  The Company is authorized to issue 10,000,000 shares of 9% Cumulative Convertible Preferred Stock (the "Old Preferred") of which 300,000 shares are outstanding. The Old preferred have a $1 par value and a liquidation preference of $10 per share, convertible at any time at the rate of one Old Preferred share for four shares of the Company's Common Stock. In addition, 185,000 shares of Old Preferred will be issued for accrued dividends. Until the redemption value plus all accrued dividends attributable to Senior Preferred are paid in full, dividends related to the Old Preferred will be paid with additional shares of Old Preferred.

 Common Stock

  The Company is authorized to issue 100,000,000 shares of Common Stock, with a $.01 par value, of which 24,955,807 were outstanding at December 31, 1996. All outstanding shares of Common Stock are fully paid and non-assessable.

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

                       TGX CORPORATION AND SUBSIDIARIES

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

  In conjunction with the recognition of tax gains on property sales, litigation settlements and debt forgiveness, the Company estimated and accrued state income taxes in 1996 of $180,000 of which $37,000 was netted against the extraordinary gain.

  In 1996, as a result of improvement in current income and projections of continued improvement in such, the Company recognized a deferred tax asset of $930,000, including $187,000 of alternative minimum tax. The valuation of this asset was based on assumptions concerning future oil and gas prices, which are currently trending downward, limited Company history of positive financial results and other factors unique to the Company.

  The components of income tax expense (benefit) are as follows:

                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
      Income taxes currently payable......................... $   180  $    --
      Income tax expense attributed to extraordinary gain....     (37)      --
                                                              -------  -------
                                                                  143       --
                                                              -------  -------
      Deferred income tax (benefit):
        Current..............................................    (680)      --
        Non-current..........................................    (250)      --
                                                              -------  -------
                                                                 (930)      --
                                                              -------  -------
                                                              $  (787) $    --
                                                              =======  =======

  Deferred tax assets (liabilities) are comprised of the following:

                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
      Deferred Tax Assets:
        Loss carryforwards................................... $ 7,531  $11,062
        Alternative minimum tax credit carryforward and
         other...............................................     187        6
      Deferred Tax Liabilities:
        Oil and gas properties...............................  (1,405)  (2,571)
                                                              -------  -------
      Net deferred tax asset.................................   6,313    8,497
      Valuation allowance....................................  (5,383)  (8,497)
                                                              -------  -------
                                                              $   930  $    --
                                                              =======  =======

                       TGX CORPORATION AND SUBSIDIARIES

  Income tax expense differs from the amounts computed by applying the statutory federal rate as follows:

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                                   -----------
                                                                   1996   1995
                                                                   ----   ----
      Income taxes computed at statutory federal rate.............  34 %   34 %
      Net operating loss carryover utilized in current period..... (34)   (34)
      Alternative minimum tax and other...........................   2     --
      Reduction in valuation allowance of deferred tax assets..... (12)    --
                                                                   ---    ---
                                                                   (10)%   -- %
                                                                   ===    ===

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

  Since the Company has elected not to apply the Bankruptcy Exception, the Company is limited in its utilization of the pre-"change of ownership" loss carryovers. Based on the value of the Company as of the Effective Date, the annual amount of the pre-"change of ownership" loss carryovers to be utilized is limited to $1,230,000 but loss carryovers not fully utilized in the year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. As of December 31, 1996, the Company had pre-"change of ownership" net operating loss carryforwards of $2,526,000 which are available for use through 2006. The Company also had post-"change of ownership" net operating loss carryforwards of $7,701,000 that expire in 2008 and are available without limitation.

  The Company has certain investment tax credits which are also subject to the "change of ownership" limitation. Due to the limitation and scheduled expiration, it is unlikely that the Company will realize any future benefit from such credits. The Company had depletion carryforwards, as of December 31, 1996, of $14,600,000 which are limited annually to 65% of taxable income.

10. RELATED PARTY TRANSACTIONS

  Pursuant to the provisions of the applicable agreements and in its capacity as general partner, the Company received recurring supervisory and administrative fees, including reimbursement of certain general and administrative costs, from certain partnerships. Supervisory and administrative fees of $424,000 were received during 1995. All partnerships for which the Company acted as general partner were liquidated in late 1995 thus negating any future administrative fees and reimbursement.

  Paragon Resources, Inc. ("Paragon") and certain of its affiliates were owners of approximately 14% of the Company's outstanding Common Stock in 1994. In the past, the Company had substantial transactions with Paragon including the offering of interests and in the drilling of wells for partnerships. In February 1992, the Company commenced a legal action regarding the collection of amounts due to it from Paragon and certain of its affiliates. Due to the uncertainty regarding the status of this litigation, the Company established an allowance

                       TGX CORPORATION AND SUBSIDIARIES
for all amounts due from Paragon and affiliates in excess of $286,000. In 1995, the litigation against Paragon and certain of its affiliates was settled. As a result of the litigation settlement, the Company recognized an allowance recoupment of $425,000 and offset the remaining allowance against the outstanding receivables.

11. MAJOR CUSTOMERS

  The Company's revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risks since customers may be similarly affected by changes in economic and other conditions.

  Customers which accounted for greater than 10% of oil and gas sales are as follows:

                                                                       1996  1995
                                                                       ----  ----
      Lion Oil Company ...............................................  24%   22%
      Chesapeake Energy Marketing, Inc. ..............................  14%   28%
      Energy Source, Inc. ............................................  11%   12%
      Enron Gas Marketing ............................................  --%   14%

12. INFORMATION ON OIL AND GAS ACTIVITIES

  Following are supplemental disclosures relating to the Company's oil and natural gas exploration and production activities.

 Oil and Gas Related Costs and Operating Results

  The following schedules present capitalized costs and costs incurred, whether capitalized or expensed, and operating results for the periods then ended.

                                                                 1996     1995
                                                                -------  ------
                                                                (IN THOUSANDS)
      Capitalized costs:
        Unproved properties.................................... $   191  $   18
        Proved properties......................................  15,344  11,322
        Accumulated depletion and depreciation.................  (4,996) (4,062)
                                                                -------  ------
                                                                $10,539  $7,278
                                                                =======  ======
      Costs incurred:
       Acquisition of properties:
        Unproved............................................... $   163  $   18
        Proved.................................................   2,932     718
        Development............................................   1,124     338
                                                                -------  ------
                                                                $ 4,219  $1,074
                                                                =======  ======
      Operating results(1):
        Revenues............................................... $ 5,059  $3,611
                                                                -------  ------
      Costs and expenses:
        Production and exploration costs.......................   2,375   1,974
        Depletion and depreciation.............................     933     951
                                                                -------  ------
                                                                  3,308   2,925
                                                                -------  ------
      Operating earnings before income taxes...................   1,751     686
      Income tax benefit.......................................    (787)     --
                                                                -------  ------
      Operating earnings....................................... $ 2,538  $  686
                                                                =======  ======

--------
(1) Excludes general and administrative and interest expense.

                       TGX CORPORATION AND SUBSIDIARIES

 Acquisitions

  In 1996, the Company purchased, for cash, producing properties, through numerous transactions, for $2,932,000 with effective dates at various times during the year. Of such purchases, $1,737,000, comprising eight separate transactions, were acquired in December with effective dates at the end of December 1996, resulting in no impact on 1996 revenues and expenses. In 1995, the Company purchased certain producing properties for $771,000 with primarily an effective date of December 1, 1995. These acquisitions have been accounted for on a purchase basis and all post effective date revenues and expenses for such acquisitions were included in the respective year results.

 Pro Forma Acquisition Information (Unaudited)

  Had all 1996 properties purchased been acquired at the beginning of the years presented, the impact on revenues and income before extraordinary gain would have been an increase of $1,030,000 and $520,000, respectively for 1996 and $885,000 and $291,000, respectively, for 1995. The 1995 property purchase impact on operating results was not material.

  The following table summarizes certain pro forma condensed consolidated results of operations data that give effect to the 1996 acquisitions as if they had occurred on January 1, 1996 and 1995 (in thousands, except per share data).

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1995
                                                             -------  --------
Total revenues.............................................. $14,830    $5,482
Income (loss) before extraordinary gain.....................   9,124      (142)
Net loss applicable to common stock.........................  (8,292)  (17,402)
Net loss per share of common stock.......................... $ (0.33) $  (0.69)

 Proved Reserves (Unaudited)

  The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company, all of which are located in the United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousands of barrels of oil and billions of cubic ("Bcf") feet of natural gas.

                                                            1996        1995
                                                          ---------   ---------
                                                          OIL  GAS    OIL  GAS
                                                          ---  ----   ---  ----
      Proved reserves:
        Beginning of year................................ 944  12.2   931  10.4
        Sales of reserves in place.......................  (8)  (.1)   (2)   --
        Purchases of reserves-in-place...................  45   4.1    22   1.2
        Extensions and discoveries.......................  57    .6     1   0.1
        Revisions of previous estimates..................  19    .5    55   2.2
        Production(1).................................... (76) (1.5)( (63) (1.7)
                                                          ---  ----   ---  ----
        End of year...................................... 981  15.8   944  12.2
                                                          ===  ====   ===  ====
      Proved-developed reserves.......................... 525  13.4   465   9.7
                                                          ===  ====   ===  ====

(1) 1995 includes .220 Bcf of gas volumes related to gas balancing.

  Estimating economically recoverable crude oil and natural gas reserves and the future net revenues therefrom is not an exact science and is based upon a number of variable factors, such as historical production of the subject properties as compared with similar producing properties, and assumptions such as the effects of

                       TGX CORPORATION AND SUBSIDIARIES
regulation by governmental agencies, future taxes, and development and other costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of economically recoverable reserves of crude oil and natural gas attributable to any particular group of properties, the classification and risk of recovering such reserves, and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially.

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

 Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

  The following schedules present the standardized measure of estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves ("Standardized Measure"), and an analysis of the changes in these amounts and quantities for the periods indicated. The Standardized Measure was computed on the basis of (a) contractual prices, including escalations for natural gas, in effect at year end for oil and natural gas (b) the market price for natural gas and the posted price for oil in effect at year end for the area in the case of properties being commercially developed but not covered by existing contracts, (c) estimated deliverability, which not only considers the physical characteristics of the well or property, but also the amount and timing of future production estimated to be taken by its purchasers, and (d) where applicable, the premise that future prices and deliveries will be in accordance with existing contractual terms which may require arbitration or litigation to ultimately assure compliance. Estimated future production and development costs are based on economic conditions at the respective year ends. Estimated future development costs associated with proved developed non-producing and proved undeveloped reserves for both 1996 and 1995 totaled $3.8 million. Production of those reserves is dependent upon the Company's ability to fund such future development costs, which are scheduled to be incurred over numerous years. Future income taxes, if any, are computed by applying statutory income tax rates to the difference between the future pre-tax cash flows and the tax basis of proved oil and gas properties, after considering investment tax credits and depletion carryforwards and net operating loss carryovers associated with these properties.

  Since the Standardized Measure was prepared using the prevailing economic conditions existing at each applicable year end, it is emphasized that such conditions continually change, as evidenced by the fluctuations in oil and natural gas prices during recent years. Weighted average year end oil and natural gas prices utilizated in computing the Standardized Measure for 1996 were $24.43 and $3.33, respectively, and for 1995 were $18.66 and $1.76, respectively. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves, or in estimating future results of operations.

                       TGX CORPORATION AND SUBSIDIARIES

                                                               1996     1995
                                                             --------  -------
                                                              (IN THOUSANDS)
Future net cash flows:
 Future revenues............................................ $ 76,568  $39,205
                                                             --------  -------
 Future production costs....................................   21,793   14,476
 Future development costs...................................    3,830    3,844
                                                             --------  -------
                                                               25,623   18,320
                                                             --------  -------
 Future pre-tax cash flows..................................   50,945   20,885
 Future income taxes........................................   (4,444)      --
                                                             --------  -------
 Future net cash flows......................................   46,501   20,885
 10% discount factor........................................  (19,257)  (9,081)
                                                             --------  -------
Standardized Measure, discounted at 10%, of future net cash
 flows......................................................  $27,244  $11,804
                                                             ========  =======
Changes in Standardized Measure:
 Standardized Measure, beginning of year.................... $ 11,804  $ 8,807
                                                             --------  -------
 Purchases of reserves-in-place.............................    5,818    1,174
 Extensions and discoveries.................................    2,377      188
 Revisions of previous quantity estimates...................      878    1,835
 Changes in future development costs........................     (539)    (247)
 Development costs incurred during the period that reduced
  future development costs..................................      538      254
 Net changes in prices and production costs.................   10,511      959
 Sales of oil and natural gas produced, net of production
  costs.....................................................   (2,848)  (1,706)
 Net change in income taxes.................................   (2,012)      --
 Accretion of discount......................................    1,180      881
 Sale of reserves-in-place..................................     (134)     (16)
 Changes in production rates and other, net.................     (329)    (325)
                                                             --------  -------
 Net increase (decrease)....................................   15,440    2,997
                                                             --------  -------
Standardized Measure, end of year........................... $ 27,244  $11,804
                                                             ========  =======

  Since year-end 1996 oil and natural gas prices have declined resulting in prices of $20.47 and $2.67, respectively, as of February 28, 1997.

13. INTERIM FINANCIAL DATA (UNAUDITED)

  The unaudited interim results of operations, are summarized below (in thousands of dollars except per share amounts):

                                  MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                  --------- --------  ------------- ------------
1996:
  Revenues.......................  $ 1,466  $ 1,480      $ 1,517      $ 2,237
  Gross profit...................      624      620          662          942
  Litigation settlement gain,
   net...........................       --    7,100           --           --
  Extraordinary gain, net of
   income taxes of $37...........       --    1,831           --           --
  Net income (loss) applicable to
   common stock..................   (4,827)   4,201       (4,690)      (3,496)
  Net income (loss) per common
   share.........................  $ (0.19) $  0.17      $ (0.19)     $ (0.14)
1995:
  Revenues.......................  $ 1,140  $   959      $ 1,244      $ 1,254
  Gross profit...................      529      144          327          706
  Extraordinary gain (loss)......      118      (25)          --           --
  Net loss applicable to common
   stock.........................   (4,415)  (4,741)      (4,603)      (3,934)
  Net loss per common share......  $ (0.17) $ (0.19)     $ (0.18)     $ (0.16)

                       TGX CORPORATION AND SUBSIDIARIES

14. SUBSEQUENT EVENT

  On February 10, 1997, Mr. Carpenter, the Chief Executive Officer and
President of the Company, resigned. Pursuant to a Settlement Agreement, Release and Confidentiality Agreement entered into between the Company and Mr. Carpenter, Mr. Carpenter has agreed to forfeit 100,000 shares of the Company's stock which would have become non-forfeitable on April 1, 1997. In addition, he has resigned as an officer and director of the Company, released the Company and others from all liabilities and has agreed that he would not acquire or attempt to acquire or help others to acquire any stock in the Company for a period of three years. Mr. Carpenter has also agreed to consult with the Company for one year on a limited basis. In consideration for these agreements, the Company has paid to Mr. Carpenter the sum of $225,000 and released him from all liabilities arising from his employment with the Company. As a result of this settlement agreement and 10,000 shares subject to forfeiture as a result of another officer resignation in March 1997, the total Senior Preferred shares outstanding, after these forfeitures, is 8,678,571.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During 1996, there were no disagreements with the Company's independent accountants regarding accounting or financial disclosure matters.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD OF DIRECTORS

  The following table sets forth for each current director his name, age, principal occupation and employment for the past five years, offices held with the Company and the date he first became a director. Each of the directors may be contacted at the Company's address set forth on the cover page of this 10-KSB and each is a citizen of the United States.

                            POSITION, PRINCIPAL OCCUPATION, BUSINESS    DIRECTOR
NOMINEES              AGE      EXPERIENCE AND DIRECTORSHIPS HELD          SINCE
--------              ---   ----------------------------------------    --------
David H. Scheiber....  38 Principal of Chesapeake Bay Investors, L.L.C.,   1995
                           an investment management company in Baltimore,
                           Md., since April, 1996. From September 1992 to
                           April, 1996, Mr. Scheiber was President of Cana
                           Capital, LLC, an investment banking and
                           financial services company located in Laguna
                           Niguel, California. From September 1991 to
                           August 1992, Mr. Scheiber was affiliated with
                           Monitor Company, Inc., a management consulting
                           firm headquartered in Boston, Massachusetts, as
                           manager of their bankruptcy practice.
Jeffrey E. Susskind..  42 Principal of Strome, Susskind Investment         1992
                           Management, L.P., an investment management
                           company in Santa Monica, California. Mr.
                           Susskind previously was an investment manager
                           with Kayne, Anderson & Co.

  Only those directors who are not employees of the Company are entitled to receive a fee, plus reimbursement for reasonable travel expenses incurred in conjunction with meetings. Under the Company's standard arrangement for compensation of directors, directors receive a retainer fee of $833 per month plus a meeting fee of $1,000 per day and $250 for each telephone meeting. The monthly retainer fee is subject to forfeiture on a six-month prospective basis if a director attends less than seventy-five percent (75%) of the meetings.

  Four meetings of the Board were held in the last fiscal year. No incumbent director attended fewer than seventy-five percent (75%) of the meetings of the Board held in the last fiscal year.

  The Board has a standing Audit Committee which met once during the last fiscal year. The Audit Committee consists of Messrs. Scheiber and Susskind. The Audit Committee assists the Board in fulfilling its fiduciary responsibilities with respect to the accounting policies and reporting practices of the Company and the sufficiency of the audits of all Company activities. It is the Board's agent in ensuring the integrity of financial reports of the Company, and the adequacy of disclosures to shareholders. The Audit Committee is the focal point for communication between the directors, the independent accountants and management as their duties relate to financial accounting, reporting, and controls.

  The Board has a standing Compensation Committee which met once during the last fiscal year, and consists of Messrs. Scheiber and Susskind, the nonemployee directors. During the year the Compensation Committee consulted with management regarding the compensation and benefits that are provided to the directors, officers and employees of the Company.

  The Board has a standing Executive Committee which did not meet during the last fiscal year. The Executive Committee is authorized to exercise all of the powers of the Board of Directors except those not permitted by the General Corporation Law of Delaware. In 1996, the Executive Committee consisted of Messrs. Carpenter and Susskind.

                              EXECUTIVE OFFICERS

  The following table provides information regarding the executive officers of the Company. Pursuant to the TGX Bylaws, the officers serve at the discretion of the Board and may be removed, with or without cause, at any time.

                              OFFICER
          NAME            AGE  SINCE                   POSITION
          ----            --- -------                  --------
Michael A. Gerlich.......  42  1994   Mr. Gerlich was elected Vice President and
                                       Chief Financial Officer of the Company in
                                       December, 1994. From January 1993 until
                                       joining TGX, he owned and managed Chalk
                                       Hill Resources, Inc., an independent oil
                                       and gas investing and financial consulting
                                       company. Prior thereto, he was Executive
                                       Vice President from January 1989 to
                                       December 1992 and Vice President of
                                       Finance from May 1982 to December 1988 for
                                       Trinity Resources, Inc., an independent
                                       public oil and gas company.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain information concerning the compensation of the Chief Executive Officer of the Company, and of the Company's most highly compensated executive officers (other than the CEO) whose total annual salary and bonus exceeded $100,000, for each of the Company's fiscal years ending December 31, 1996 and December 31, 1995.

                          SUMMARY COMPENSATION TABLE

                                                      LONG TERM
                                                     COMPENSATION
                          ANNUAL COMPENSATION           AWARDS
                         -------------------------   ------------
          (A)             (B)   (C)         (D)           (E)             (F)
                                                      RESTRICTED
   NAME AND PRINCIPAL         SALARY                    STOCK         ALL OTHER
        POSITION         YEAR ($)(1)     BONUS ($)    AWARDS (#)   COMPENSATION ($)
   ------------------    ---- -------    ---------   ------------  ----------------
Larry H. Carpenter(8)... 1996 225,000      50,000(5)        --           -0-
President & CEO          1995 209,000     125,000(3)   200,000(4)        -0-
Michael A. Gerlich...... 1996 120,000      12,000(5)        --           -0-
Vice-President & CFO     1995 107,000      10,000(3)    30,000(6)        -0-
Donald T. Duke(9)....... 1996 119,000(2)   25,000(5)                     -0-
Manager Oil and Gas
 Operations              1995  48,500(7)   15,000(3)    20,000(6)        -0-

--------
(1) Includes perquisites and other benefits, unless the aggregate amount of such does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. See "Employment Agreements."
(2) Includes amounts paid as a consultant to officer.
(3) Of the bonus amount shown for Mr. Carpenter, $75,000 was granted in regards to 1994 accomplishments and paid in 1995. The remaining $50,000 is for 1995 accomplishments and was paid in January 1996. All of Mr. Gerlich's and Mr. Duke's bonus was granted and paid in January 1996.
(4) Of such award 100,000 are vested and the remaining 100,000 shares were subject to forfeiture. In February 1997 Mr. Carpenter resigned as CEO and these 100,000 shares were forfeited. See "Employment Agreements." As of December 31, 1995, there was limited trading in the Senior Preferred Stock and, therefore, the Company has utilized the price reflected in Schedule 13-D filed on May 8, 1995 of $0.20 for stock compensation recognition purposes.
(5) Bonus was granted for 1996 accomplishments and was paid in January 1997.
(6) Of such award, 50% of the shares ceased to be subject to forfeiture on September 27, 1996 and the remainder were subject to forfeiture. Mr. Duke resigned in March 1997 and these 10,000 shares were forfeited. As of December 31, 1995, there was limited trading in the Series A Senior Preferred Stock and, therefore, the Company has utilized the price reflected in Schedule 13-D filed on May 8, 1995 of $0.20 for stock compensation recognition purposes.
(7) Represents amounts paid as a consultant.
(8) Mr. Carpenter resigned on February 10, 1997.
(9) Mr. Duke resigned on March 15, 1997.

                             EMPLOYMENT AGREEMENTS

  Larry H. Carpenter, Chairman of the Board, President and Chief Executive Officer of the Company, entered into an employment agreement (the "Employment Agreement") with the Company in March 1992. Pursuant to the Employment Agreement, for the period through November 1992, Mr. Carpenter acted as a consultant to the Company and had an option to become a full-time employee, President and member of the Board of Directors. In November 1992, Mr. Carpenter exercised such option and, at that time, was elected President of the Company and, pursuant to the Certificate of Incorporation, became a member of the Board of Directors. Pursuant to the Employment Agreement, for a period of three years ending March 30, 1995, Mr. Carpenter received compensation equal to $175,000 per annum, plus discretionary bonuses as determined by the Board of Directors. For 1993, the Board of Directors did not grant a discretionary bonus. However, in February 1994, the Board of Directors granted a bonus of $100,000 to Mr. Carpenter in connection with his efforts in consummating the sale of the Company's New York and Ohio properties. In addition, Mr. Carpenter in 1992 received 200,000 shares of Senior Preferred Stock which vested over the term of the Employment Agreement. The Employment Agreement also provided Mr. Carpenter with certain living expense allowances, as well as benefits relating to moving expense, health and life insurance, club membership and use of an automobile. On April 1, 1995, Mr. Carpenter and the Company entered into an Employment Agreement covering a period of two years ending March 31, 1997 ("New Employment Agreement"). Mr. Carpenter received compensation of $225,000 per annum, plus discretionary bonuses as determined by the Board of Directors. In 1995 the Board of Directors granted a bonus of $75,000 related to 1994 results and an additional bonus of $50,000 in 1996 related to 1995 results. In addition, Mr. Carpenter received 200,000 shares of the Company's Senior Preferred Stock which vests over the initial term of the New Employment Agreement. The New Employment Agreement also provided Mr. Carpenter, at Company expense, benefits of health and life insurance. In 1996, the Board of Directors granted a bonus of $50,000 related to 1996 results and payable in January 1997. On February 10, 1997, Mr. Carpenter resigned as President and CEO of the Company. Pursuant to a Settlement Agreement, Release and Confidentiality Agreement entered into between the Company and Mr. Carpenter, Mr. Carpenter has agreed to forfeit 100,000 shares of the Company's stock which would have become non-forfeitable on April 1, 1997. In addition, he has resigned as an officer and director of the Company, released the Company and others from all liabilities and has agreed that he would not acquire or attempt to acquire or help others to acquire any stock in the Company for a period of three years. Mr. Carpenter has also agreed to consult with the Company for one year, on a limited basis. In consideration for these agreements, the Company has paid to Mr. Carpenter the sum of $225,000 and released him from all liabilities arising from his employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  No nonemployee director is or has been an officer or employee of TGX or any of its subsidiaries or had any relationship requiring disclosure pursuant to
Item 404 of SEC Regulation S-K. No executive officer of TGX served as a member of the Compensation Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, any of whose executive officers served on the TGX Compensation Committee. No executive officer of TGX served as a director of another corporation, one of whose executive officers served on the TGX Compensation Committee. No executive officer of TGX served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served as a director of TGX.

REPORT ON EXECUTIVE COMPENSATION

  We are pleased to present this report to stockholders on executive compensation. This report summarizes the responsibilities of the Company's nonemployee directors who act as a Compensation Committee (the "Committee"), although the Company has not formally established such a Committee. The Compensation Committee establishes the compensation policy and objectives that guide the development and administration of the executive compensation program, and the basis on which the compensation for the Chief Executive Officer, corporate officers and other key executives was determined for the fiscal year ended December 31, 1996.

  During the fiscal year, the Committee was comprised of the following Board members, all of whom were non-employee directors of the Company: Jeffrey E. Susskind, and David H. Scheiber. The Committee's responsibilities are to oversee the development and administration of the compensation program for corporate officers and subsidiary presidents, and administer the executive incentive and stock option plans. During fiscal year 1996, the Committee also reviewed market compensation trends for outside directors.

  The objective of the executive compensation program is to create strong financial incentive for corporate officers and managers to increase profits and grow revenues. The following objectives guide the Committee in its deliberations:

  . Provide a competitive compensation program that enables the Company to attract and retain key executives and Board members.

  . Assure a strong relationship between the performance results of the Company or subsidiary and the total compensation received.

  . Balance both annual and longer performance objectives of the Company.

  . Encourage executives to acquire and retain meaningful levels of equity ownership in the Company.

  . Work closely with the Chief Executive Officer to assure that the compensation program supports the management style and culture of the Company.

  In addition to normal employee benefits, the executive total compensation program includes base salary, annual cash bonus compensation, and longer term stock based grants and awards.

  Recent changes to the Internal Revenue Code (Section 162(m)) impose a $1,000,000 limit, with certain exceptions, on the deductibility of compensation paid to each of the five highest paid executives. In particular, compensation that is determined to be "performance based" is exempt from this limitation. To be "performance based," incentive payments must use predetermined objective standards, limit the use of discretion in making awards, and be certified by the Compensation Committee made up of "outside directors." While the Committee intends to comply with the provisions of
Section 162(m) with respect to the longer term stock based incentives, it believes that the use of discretion in evaluating the individual contributions of corporate management is appropriate. As such, the Committee has taken no action to comply with Section 162(m) with respect to annual incentive payments. It is not anticipated that any executive will receive compensation in excess of this limit during fiscal years 1997 or 1998. The Committee will continue to monitor this situation and will take appropriate action if it is warranted in the future.

  The Chief Executive Officer participates in the executive compensation program described in this report.

  In establishing the total compensation program for Mr. Carpenter, the Committee assessed the pay levels for CEOs in similar companies in the oil and gas industry, the improvement in profit performance of the Company, and Mr. Carpenter's efforts in seeking out growth opportunities for the Company, supervising and managing the NFG Litigation and other litigation, and controlling costs. For fiscal years 1996 and 1995, Mr. Carpenter received a bonus incentive awards of $50,000 and $125,000, respectively. The 1995 bonus incentive award includes $75,000 related to 1994 results but paid in 1995. In February 1997, Mr. Carpenter resigned as President and CEO.

                                          Respectfully submitted,

                                          Jeffrey E. Susskind
                                          David H. Scheiber

STOCK BASED COMPENSATION

  Previously, the Company had adopted a key employee compensation package which consisted of a Restricted Stock Plan, a Non-Qualified Stock Option Plan, and an Incentive Stock Option Plan. Both the Non-Qualified Stock Option Plan and the Incentive Stock Option Plan were terminated in 1991 pursuant to the respective plan's provisions and no options under these plans can be issued or are outstanding.

  Shares of common stock under the Restricted Stock Plan were granted free of charge to the recipient in consideration for services rendered. Grants made under the plan are subject to forfeiture, based on a formula, in the event the recipient leaves the employment of the Company within three, four or five years after the date of grant. The market value of the Common Stock on the date of grant was charged to expense over a five-year period, regardless of whether or not the shares are ultimately earned by the employee. The Company has reserved 89,333 shares of Common Stock for issuance under the plan. From 1991 through 1996, no shares of common stock were issued to vested participants pursuant to the plan and no new grants will be issued under this plan.

ITEM 12. CERTAIN STOCK OWNED BY PRINCIPAL STOCKHOLDERS AND MANAGEMENT

  The following table sets forth certain information regarding each person known by the Company owning or entitled to own as the beneficial owner, more than five percent (5%) of the Company's outstanding Common Stock, Senior Preferred Stock or Old Preferred Stock as of December 31, 1996:

                                                       AMOUNT AND
                                                         NATURE      PERCENT
          NAME AND ADDRESS                            OF BENEFICIAL    OF
        OF BENEFICIAL OWNER               CLASS         OWNERSHIP     CLASS
        -------------------          ---------------- -------------  -------
Liberty National Bank and Trust           Common        3,136,986(1)  12.6%
 Company of Oklahoma City
 Escrow Agent UA
 November 18, 1985, Templeton
 Energy,
 Inc./Temex Energy, Inc. and Escrow
 Agent for the benefit of certain
 claimants of Amarex, Inc.
 P.O. Box 25848
 Oklahoma City, Oklahoma 73125
Gaylon E. Simmons and                Senior Preferred     569,561     6.5%
 Gloria Annette Turner Simmons        Old Preferred       485,000     100%
 905 East Main Street
 Jonesboro, Louisiana 71251
Jeffrey and Janis Susskind           Senior Preferred   1,778,002     20.2%
 FBO The Susskind Family Trust
 100 Wilshire Blvd., 15th Floor
 Santa Monica, California 90401
The AIF-Lion Group                   Senior Preferred   1,823,000(2)  20.7%
 c/o Apollo Advisors, L.P.
 Two Manhattanville Road
 Purchase, New York 10577

--------
(1) In connection with its acquisition of Amarex, Inc. which was consummated on December 5, 1985, the Company issued 11,475,000 shares of Common Stock into escrow with Liberty National Bank and Trust Company of Oklahoma City as escrow agent. Such shares are held by the escrow agent for the benefit of various classes of creditors of Amarex and its affiliates entitled to receive the shares under a Plan of Reorganization confirmed in Amarex's bankruptcy proceeding, and the shares have been and will continue to be distributed by the escrow agent from time to time as the various creditors' claims are adjudicated and allowed by the Bankruptcy Court. As of December 31, 1996, 3,136,986 shares remained in escrow. Pursuant to the agreement governing the administration of the escrow account, the escrow agent has agreed to cause the escrowed shares to be voted at any annual or special stockholders' meeting in accordance with the instructions of the Company.
(2) Such information has been supplied to the Company pursuant to Schedule 13D filed with the Securities and Exchange Commission on December 31, 1994, by AIF II, L.P., a Delaware limited partnership and Lion Advisors, L.P., a Delaware limited partnership (collectively the "Reporting Persons"). Such Reporting Persons may together constitute a "group" within the meaning of Rule 13D-5 under the Securities Exchange Act of 1934, as amended.

  The following table sets forth, as of December 31, 1996, the amount of the Company's Common Stock or Senior Preferred Stock beneficially owned by each of its directors, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information obtained from such persons:

                                          AMOUNT AND NATURE OF
                                          BENEFICIAL OWNERSHIP
                                 --------------------------------------
                                                              OPTIONS
                                                            EXERCISABLE PERCENT
               NAME OF                SOLE VOTING AND        WITHIN 60    OF
         INDIVIDUAL OR GROUP          INVESTMENT POWER         DAYS     CLASS(1)
         -------------------     -------------------------- ----------- -------
      Larry H. Carpenter (2)...    300,000 Senior Preferred     -0-       3.4%
      David H. Scheiber........     10,000 Senior Preferred     -0-         *
      Jeffrey E. Susskind......  1,778,002 Senior Preferred     -0-      20.2%
      Michael A. Gerlich(3)....     30,000 Senior Preferred     -0-         *
      Donald T. Duke(4)........     20,000 Senior Preferred     -0-         *
      All Executive Officers
       and Directors as a group
       (5 persons).............  2,138,002 Senior Preferred     -0-      24.3%

--------
 * Less than one percent.
(1) Unless otherwise indicated, the holders have sole voting and investment powers.
(2) Of Mr. Carpenter's shares, 100,000 were subject to forfeiture pursuant to the terms of his employment agreement. In February 1997, Mr. Carpenter resigned from the Company and as a result of a settlement reached with the Company forfeited the 100,000 shares of the Company's stock. See "Employment Agreement".
(3) Fifty percent of shares shown are subject to forfeiture until September 27, 1997 per agreement.
(4) Fifty percent of shares shown were subject to forfeiture until September 27, 1997 per agreement. In March 1997, Mr. Duke resigned from the Company and as a result 10,000 shares were forfeited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See "Executive Compensation--Employment Agreeements".

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

  (a) Report of Independent Accountants

    (i) Price Waterhouse LLP

  (b) Financial Statements of TGX Corporation (the Registrant) and Subsidiaries

    (i) Consolidated Balance Sheet as of December 31, 1996 and 1995

    (ii) Consolidated Statement of Operations for the years ended December 31, 1996 and 1995

    (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1996 and 1995

    (iv) Notes to Consolidated Financial Statements

2. Financial Statements Schedules:

  None required

3. Exhibits:

   Exhibit  2.1 Amended Plan of Reorganization and Disclosure Statement as
                revised and filed by the Company, as debtor-in-possession, on January 7, 1992. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 4,
                1992, File No. 1-10201.)
   Exhibit  2.2 Order Confirming Amended Plan of Reorganization dated January
                7, 1992. (Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated February 4, 1992,
                File No. 1-10201.)
   Exhibit  2.4 Stock Sale and Purchase Agreement by and between LEDCO
                Acquisition Company, Inc. and the Company dated as of December
                31, 1991. (Incorporated by reference to Exhibit 2.4 of the Registrants' Annual Report on Form 10-K for the year ended
                December 31, 1991, File No. 0-10201).
   Exhibit  2.5 Stock Purchase and Sale Agreement between Gaylon D. Simmons and
                Gloria Annette Turner Simmons and Templeton Energy, Inc. dated
                October 13, 1986 (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated December 1,
                1986, File No. 1-10201.
   Exhibit  3.1 Restated Certificate of Incorporation of the Company.
                (Incorporated by reference to Exhibit 3.1 of the Registrants'
                Annual Report on Form 10-K for the year ended December 31,
                1991, File No. 0-10201).
   Exhibit  3.2 Amended and Restated By-Laws of the Company. (Incorporated by
                reference to Exhibit 3.2 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File
                No. 0-10201).
   Exhibit  3.3 Rights Agreement dated as of October 4, 1988 between the
                Company and American Stock Transfer & Trust Company
                (Incorporated by reference to Exhibit C.1 of the Registrant's
                Current Report on Form 8-K dated October 11, 1988).
   Exhibit  4.1 Specimen Certificate representing shares of Common Stock
                (Incorporated by reference to Exhibit 4.1 of the Registrant's
                Annual Report on Form 10-K for the year ended
                December 31, 1985, File No. 0-10201).

   Exhibit  4.2  Specimen Certificate representing shares of Old Preferred
                 Stock (Incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1986, File No. 0-10201).
   Exhibit  4.3  Specimen Certificate representing shares of Senior Preferred
                 Stock. (Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1991, File No. 0-10201).
   Exhibit 10.1  Amended and Restated Credit Agreement effective as of February
                 1, 1992 between the Company and the Bank of Montreal and the First Amendment thereto. (Incorporated by reference to Exhibit
                 10.1 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).
   Exhibit 10.2  Amended and Restated Security Agreement effective as of
                 February 1, 1992 between the Company and the Bank of Montreal.
                 (Incorporated by reference to Exhibit 10.2 of the Registrants'
                 Annual Report on Form 10-K for the year ended December 31,
                 1991, File No. 0-10201).
   Exhibit 10.3 Amended and Restated Security Agreement (Partnerships) effective as of February 1, 1992 between the Company and the Bank of Montreal. (Incorporated by reference to Exhibit 10.3 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).
   Exhibit 10.4  Amendment and Restated Stock Pledge Agreement effective as of
                 February 1, 1992 between the Company and the Bank of Montreal.
                 (Incorporated by reference to Exhibit 10.4 of the Registrants'
                 Annual Report on Form 10-K for the year ended December 31,
                 1991, File No. 0-10201).
   Exhibit 10.5  Amended and Restated Pledge of Secured Notes effective as of
                 February 1, 1992 between the Company and the Bank of Montreal.
                 (Incorporated by reference to Exhibit 10.5 of the Registrants'
                 Annual Report on Form 10-K for the year ended December 31,
                 1991, File No. 0-10201).
   Exhibit 10.6 Promissory Note (Term Loan A) in the amount of $15,600,000 effective as of February 1, 1992, executed by the Company to the order of the Bank of Montreal. (Incorporated by reference to Exhibit 10.6 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).
   Exhibit 10.7 Promissory Note (Term Loan B) in the amount of $10,000,000 effective as of February 1, 1992, executed by the Company to the order of the Bank of Montreal. (Incorporated by reference to Exhibit 10.7 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).
   Exhibit 10.8 Promissory Note (Term Loan C) in the amount of $1,250,000 effective as of February 1, 1992, executed by the Company to the order of the Bank of Montreal. (Incorporated by reference to Exhibit 10.8 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).
   Exhibit 10.9  Promissory Note (Revolving Credit Note) in the amount of
                 $500,000 effective as of February 1, 1992, executed by the Company to the order of the Bank of Montreal. (Incorporated by reference to Exhibit 10.9 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 1991, File
                 No. 0-10201).
   Exhibit 10.10 Restricted Stock Award Plan (Incorporated by reference to
                 Exhibit 13.51 of the Registrant's Registration Statement No.
                 2-70911 on Form S-1 effective March 4, 1981).
   Exhibit 10.11 Non-Qualified Stock Option Plan (Incorporated by reference to
                 Exhibit 13.50 of the Registrant's Registration Statement
                 No. 2-70911 on Form S-1 effective March 4, 1981).
   Exhibit 10.12 Incentive Stock Option Plan (Incorporated by reference to
                 Exhibit A of the Registrant's 1981 Proxy Statement dated April
                 26, 1982).
   Exhibit 10.13 Employment Agreement dated December 23, 1991 between the
                 Company and Ronald E. Grappe. (Incorporated by reference to
                 Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

   Exhibit 10.14 Employment Agreement dated December 23, 1991 between the
                 Company and Joe W. Cluck. (Incorporated by reference to
                 Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).
   Exhibit 10.15 Form of Indemnification Agreement to be entered into by an among the Company and each officer and director. (Incorporated by reference to Exhibit 10.15 of the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1991, File
                 No. 0-10201).
   Exhibit 10.16 Form of Indemnification Trust Agreement. (Incorporated by
                 reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File
                 No. 0-10201).
   Exhibit 10.17 Promissory Note (Term Loan D) in the amount of $194,750 effective October 1, 1992, executed by the Company to the order of Bank of Montreal. (Incorporated by reference to Exhibit A of Form 8-K dated October 2, 1992, File
                 No. 0-10201).
   Exhibit 10.18 Personal Service and Employment Agreement Dated March 30, 1992
                 between the Company and Larry H. Carpenter. (Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended
                 December 31, 1992, File No. 0-10201).
   Exhibit 10.19 Purchase and Sale Agreement between TGX Corporation and Belden and Blake Corporation dated as of December 17, 1993
                 (Incorporated by reference to Exhibit C of Form 8-K dated
                 January 14, 1994, File No. 0-10201).
   Exhibit 10.20 Limited Forbearance Agreement between TGX Corporation and Bank of Montreal dated as of January 10, 1994 (Incorporated by reference to Exhibit C of Form 8-K dated January 14, 1994,
                 File No. 0-10201).
   Exhibit 10.21 Second Amended and Restated Credit Agreement between the
                 Company and BMO Financial, Inc. dated as of July 13, 1994
                 (Incorporated by reference to Exhibit 10.1 of the Registrant's
                 Form 8-K dated July 13, 1994).
   Exhibit 10.22 Amended and Restated Credit Agreement between the Company and
                 Bank One, Texas, N.A. dated as of July 13, 1994 (Incorporated by reference to Exhibit 10.4 of the Registrant's report on Form 8-K dated July 13, 1994).
   Exhibit 10.23 Settlement Agreement among the Company, Paragon Resources and others dated May 31, 1995. (Incorporated by reference to Exhibit C of Form 8-K dated May 31, 1995, File No. 0-1020).
   Exhibit 10.24 Employment Agreement dated April 1, 1995 between the Company and Larry H. Carpenter (Incorporated by reference to Exhibit A of Form 10-Q dated June 30, 1995, File No. 0-10201).
   Exhibit 10.25 First Amendment to Second Amended and Restated Credit
                 Agreement dated as of December 31, 1995. (Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended
                 December 31, 1995, File No. 0-10201).
   Exhibit 10.26 Settlement Agreement among the Company, National Fuel Gas
                 Distribution Company, and the New York Public Service
                 Commission dated as of April 12, 1996. (Incorporated by reference to Exhibit C of Form 8-K dated April 30, 1996, File
                 No. 0-10201).
   Exhibit 10.27 Third Amendment to Amended and Restated Credit Agreement
                 between TGX Corporation and Bank One, Texas, N.A. effective as of October 1, 1996. Filed herewith.
   Exhibit 10.28 Settlement, Release and Confidentiality Agreement between the
                 Company and Larry H. Carpenter dated as of March 31, 1997.
                 Filed herewith.
   Exhibit 18    Letter regarding Change in Accounting Principles.
                 (Incorporated by reference to Exhibit 18 of Form 10-K for the year ended December 31, 1992, File No. 0-10201).

   Exhibit 27    Financial Data Schedule.

  (b) Reports on Form 8-K for the quarter ended December 31, 1996:

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

                                          TGX CORPORATION
                                              (Registrant)

           SIGNATURE                        TITLE                    DATE
           ---------                        -----                    ----

 By: /s/  Michael A. Gerlich    Vice President,                 March 31, 1997
  _____________________________ Chief Financial Officer, and
       Michael A. Gerlich       Chief Accounting Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                        TITLE                    DATE
           ---------                        -----                    ----

 By: /s/ Michael A. Gerlich     Vice President,                 March 31, 1997
   ____________________________ Chief Financial Officer, and
        Michael A. Gerlich      Chief Accounting Officer

 By: /s/  David H. Scheiber     Director                        March 31, 1997
    ___________________________
        David H. Scheiber

By: /s/ Jeffrey E. Susskind     Director                        March 31, 1997
   ____________________________
       Jeffrey E. Susskind
