Form 10QSB
period 1997-03-31
TGX CORP
filed 1997-05-14
CIK 319650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)


      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----   EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

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

                                 (281) 872-0500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----      -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No
                          -----     -----

     As of May 13, 1997, there were 24,955,807 outstanding shares of TGX Corporation Common Stock, $.01 par value.

                                TGX CORPORATION
          Report on Form 10-QSB For The Quarter Ended  March 31, 1997

                                     Index



                                                                           Page

Part I. Financial Information                                                1

            Item 1.  Financial Statements (Unaudited)

                     Consolidated Balance Sheet -
                     March 31, 1997 and December 31, 1996                    2

                     Consolidated Statement of Operations -
                     Three Month Periods Ended March 31, 1997 and 1996       3

                     Consolidated Statement of Cash Flows -
                     Three Month Periods Ended March 31, 1997 and 1996       4

                     Notes to Consolidated Financial Statements              5

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     8

Part II.  Other Information                                                 13



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

                                TGX Corporation
           Report on Form 10-QSB For the Quarter Ended March 31, 1997

                        Part I.  Financial Information.


Item 1.  FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements of TGX Corporation ("TGX") and its subsidiaries (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation, in all material respects, of the Company's financial position as of March 31, 1997 and the results of its operations and cash flows for the three month period ended March 31, 1997. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                        TGX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                            March 31,             December 31,
                                                                               1997                  1996
                                                                            ----------            ------------
                                                                                  (In thousands except
                           ASSETS                                                    for share data)
                           ------
Current assets:
  Cash and cash equivalents                                                 $  1,476                 $  1,924
  Accounts receivable, net of allowance for doubtful
   accounts of $200                                                            1,213                    1,291
  Deferred tax asset                                                             680                      680
  Other current assets                                                           315                      117
                                                                            --------                 --------
         Total current assets                                                  3,684                    4,012
                                                                            --------                 --------
Property and equipment:
  Oil and natural gas properties                                              16,242                   15,535
  Other property and equipment                                                   204                      204
  Accumulated depletion, depreciation and amortization                        (5,454)                  (5,103)
                                                                            --------                 --------
         Property and equipment, net                                          10,992                   10,636
                                                                            --------                 --------
Investment in Comite Field Plant Venture                                         586                      596
Deferred tax asset                                                               250                      250
Other assets                                                                      49                       53
                                                                            --------                 --------
         Total other assets                                                      885                      899
                                                                            --------                 --------
TOTAL ASSETS                                                                $ 15,561                 $ 15,547
                                                                            ========                 ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities - Note 4                         $  2,594                 $  2,997
                                                                            --------                 --------
         Total current liabilities                                             2,594                    2,997
                                                                            --------                 --------
Long-term debt - Note 2                                                        1,500                    1,500
                                                                            --------                 --------
         Total liabilities                                                     4,094                    4,497
                                                                            --------                 --------
Commitments and contingencies - Note 3
Redeemable Senior Preferred Stock, 8,678,571 (1997) and
 8,788,571 (1996) shares outstanding; redemption
 value $86,786 (1997) and $87,886 (1996)                                      85,642                   80,726
                                                                            --------                 --------
Stockholders' deficit:
  9% Cumulative Convertible Preferred  stock,
   300,000 shares issued plus 192,000 (1997) and 185,000
   (1996) shares to be issued for dividends                                      492                      485
  Common stock, 24,955,807 shares outstanding                                    290                      290
  Additional paid-in capital                                                   1,725                    1,665
  Accumulated deficit                                                        (76,682)                 (72,116)
                                                                            --------                 --------
         Total stockholders' deficit                                         (74,175)                 (69,676)
                                                                            --------                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 15,561                 $ 15,547
                                                                            ========                 ========

          See accompanying notes to consolidated financial statements

                        TGX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        For the
                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    1997       1996
                                                  ---------  ---------
                                                  (In thousands except
                                                     per share data)
REVENUES
Oil and natural gas sales                          $ 1,789    $ 1,188
Natural gas gathering                                   57         58
Equity earnings in Comite Field Plant Venture           90        197
Other, net                                              76         23
                                                   --------  --------
                                                     2,012      1,466
                                                   --------  --------
COSTS AND EXPENSES
Operating expenses                                     390        326
Treating and transportation expenses                   147        238
Depletion, depreciation and amortization               346        228
Exploration costs                                       13          -
General and administrative expenses                    630        660
Interest                                                44        153
                                                   --------  --------
                                                     1,570      1,605
                                                   --------  --------
INCOME (LOSS) BEFORE INCOME TAXES                      442       (139)
Income tax expense                                      10          -
                                                   -------   --------
NET INCOME (LOSS)                                      432       (139)
Preferred stock dividends                           (3,245)    (3,272)
Accretion of Senior Preferred redemption value      (1,753)    (1,416)
                                                   --------  --------
NET LOSS APPLICABLE TO COMMON STOCK                $(4,566)   $(4,827)
                                                   ========  ========
NET LOSS PER SHARE OF COMMON STOCK                  $(0.18)    $(0.19)
                                                   ========  ========
AVERAGE COMMON SHARES OUTSTANDING                   24,956     24,956
                                                   ========  ========




          See accompanying notes to consolidated financial statements

                        TGX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      For the
                                                                                Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                             1997                 1996
                                                                            ------                -----
                                                                                  (In thousands)
Cash flows from operating activities:
  Net income (loss)                                                          $ 432                $(139)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depletion, depreciation and amortization                                  346                  228
     Amortization of debt transaction costs and stock compensation,  net       (11)                   5
     Distributions in excess of equity earnings                                 10                   61
     Interest to be paid through issuance of additional notes                    -                  117
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                               78                  (86)
       Decrease in accounts due from/to affiliates, net                          -                    6
       Decrease (increase) in other current assets                            (198)                  32
       Decrease in accounts payable and accrued liabilities                   (403)                (473)
                                                                            ------                -----
Net cash provided (used) by operating activities                               254                 (249)
                                                                            ------                -----
Cash flows from investing activities:
  Capital expenditures                                                        (707)                (214)
  Decrease in other assets                                                       5                   16
                                                                            ------                -----
  Net cash used by investing activities                                       (702)                (198)
                                                                            ------                -----
Cash flows from financing activities:
  Advances pursuant to revolving credit facility                                 -                  200
                                                                            ------                -----
  Net cash provided by financing activities                                      -                  200
                                                                            ------                -----
Net decrease in cash and cash equivalents                                     (448)                (247)
Cash and cash equivalents at beginning of period                             1,924                  384
                                                                            ------                -----
Cash and cash equivalents at end of period                                  $1,476                $ 137
                                                                            ======                =====
Supplemental Disclosure of Non-Cash Investing and
 Financing Activities:
   Interest to be paid through issuance of additional notes                 $    -                $ 117




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

   On February 22, 1990, TGX filed a voluntary petition in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division (the "Bankruptcy Court") for reorganization pursuant to Chapter 11, Title 11 of the United States Code (the "Reorganization Proceeding"). On January 7, 1992, the Bankruptcy Court confirmed an Amended Plan of Reorganization ("Plan") for TGX and the confirmation order became effective on January 21, 1992 (the "Effective Date"). On September 21, 1992, the Bankruptcy Court determined that the Plan had been substantially consummated, and the Bankruptcy Court's order of substantial consummation became final and nonappealable on October 2, 1992.

   As a result of the substantial consummation of the Plan and due to (i) the reallocation of the voting rights among the equity interests owners and (ii) the reorganization value of TGX's assets being less than the total of all post-petition liabilities and allowed claims of October 2, 1992, the effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards promulgated under the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" .

   In conjunction with implementing fresh start reporting, a reorganization value ("RV") of the Company's assets and liabilities as of October 2, 1992 was determined by management in the following manner:

            The RV of proved oil and natural gas properties and other related assets was determined based on future net revenues discounted to present value utilizing a rate of 20%. For proved undeveloped properties, the RV was determined to be 50% of discounted future net revenues. For the purpose of calculating future net revenues of oil and natural gas properties, then current oil and natural gas prices were escalated at five percent per annum to certain maximum amounts and then current operating costs and expenses were escalated at four percent per annum for the economic life of the properties. The initial price for natural gas dedicated under the contract (the "Contract") with National Fuel Gas Distribution Corporation ("NFG"), which was a matter being litigated, was equal to 90% of the rolling twelve month average price for No.6 fuel oil in the Buffalo, New York area (the "90% of No. 6 Fuel Oil Price"). The RV of oil and natural gas properties also included $2,905,000 attributable to the difference, plus interest, between the price that NFG had paid since September 1984 and the 90% of No. 6 Fuel Oil Price.

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

   The RV was determined by management on the basis of its best judgment of what it considered to be the fair market value ("FMV") of the Company's assets and liabilities at the time of the valuation, after reviewing relevant facts concerning the price at which similar assets were being sold between willing buyers and sellers. However, there can be no assurances that the RV and the FMV are comparable and the difference between the Company's calculated RV and the FMV could have, in fact, been material.

   The Senior Preferred has a $10 per share redemption value and has a provision for a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend does not violate Delaware law or certain loan covenants. The Company has not paid any dividends since the Effective Date of the Plan and based on the current financial position of the Company and bank covenants restricting dividend payments, does not expect to make any such dividend payments in the near future. Subject to Delaware law, the Senior Preferred must be redeemed no later than January 21, 2002. Holders of Senior Preferred have 95% of the voting rights of TGX. As of March 31, 1997, the redemption value and accrued dividends related to the Senior Preferred were $86,786,000 and $56,473,000 respectively. The Senior Preferred dividends must be paid in full prior to paying any other dividends.

2. LONG-TERM DEBT AND NOTES PAYABLE

   As of March 31, 1997 and December 31, 1996, the components of long-term debt were:


                                          March 31,  December 31,
          (Thousands of dollars)            1997         1996
          -------------------------------------------------------
          Bank borrowings:
            Revolving credit (secured)       $1,500        $1,500
            Less current maturities               -             -
          -------------------------------------------------------
            Long-term debt                   $1,500        $1,500
          =======================================================

   On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal was restructured. The Bank One facility currently bears interest at Bank One's stated rate plus 1.5% and is secured by substantially all of the Company's oil and gas properties. The Bank One facility at March 31, 1997 had a borrowing base of $4,400,000 and is redetermined every six months or at Bank One's discretion. Under the current facility, the borrowing base is reduced through monthly reductions of $100,000 and the loan matures on July 13, 1999.

   Cash paid for interest during the first three months of 1997 and 1996 totaled approximately $40,000 and $17,000, respectively.

3. COMMITMENTS AND CONTINGENCIES

Litigation

   In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells have not been credited to the interests of the unleased mineral interest owners. In July 1995, certain royalty owners in the same wells commenced a separate legal action alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Both cases are in the discovery stage and if settlement negotiations are not successful, TGX will vigorously defend itself in the litigation. TGX does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of the operation of TGX.

   From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

Recapitalization Proposal

   TGX has filed a registration statement relating to the merger of TGX with and into its wholly-owned subsidiary, GeoStrat Resources, Inc. ("GeoStrat"), in order to effect a recapitalization of its existing security holders. Pursuant to the recapitalization, holders of TGX Senior Preferred stock would receive one-half share of GeoStrat common stock for each share of TGX Senior Preferred they currently hold. Other series of TGX preferred stock and TGX common stock would be eliminated pursuant to the proposed merger. The Board of Directors retained American Appraisal Associates, Inc. as an independent consultant to review the terms of the proposed merger and American Appraisal determined that the proposal would be fair to the stockholders of TGX from a financial point of view.

   The Board of Directors of TGX, which would become the Board of Directors of GeoStrat if the merger is approved, stated that they believed the proposed merger would help position GeoStrat to meet the economic and industry demands being faced by TGX, create the flexibility and liquidity required for future stability and growth and advance the strategic objectives of TGX. The proposed merger and recapitalization is anticipated to be presented to the TGX shareholders at a special meeting to be held in June 1997.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  As of March 31, 1997 and December 31, 1996, the primary components of accounts payable and accrued liabilities were:

     (In thousands)                                         1997          1996
-------------------------------------------------------------------------------
Accounts payable                                          $   57         $  360
Undistributed net oil and natural gas revenue              1,567          1,281
Accrued operating and tax expenses                           356            354
Accrued professional fees                                    242            347
Income tax liability                                           -            180
Operation advances                                            38            115
Miscellaneous accruals                                       334            360
-------------------------------------------------------------------------------
                                                          $2,594         $2,997
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31,  1997 (''1997'') and March 31,  1996 (''1996'')

  General

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


Revenues

  Revenues from oil and natural gas sales for 1997 were $1,789,000, an increase of $601,000 or 50% over 1996 revenues of $1,188,000. The increase in 1997 revenues was due to higher product prices and volumes sold. A summary of oil and natural gas sales volumes and revenues for the respective periods follows with natural gas prices being reflected on a thousand cubic feet (''Mcf'') and volumes on a thousand Mcf (''Mmcf'') basis.


                      Summary of Oil Volumes and Revenues

                                       1997     1996    Change
                                      -------  -------  -------
Oil revenues (in thousands)           $   385  $   319      21%
Oil sales volume (barrels)             17,700   16,700       6%
Oil average sales price per barrel    $ 21.75  $ 19.10      14%


                  Summary of Natural Gas Volumes and Revenues

                                            1997     1996   Change
                                           -------  ------  -------
Natural gas revenues (in thousands)         $1,404   $ 869     62 %
Natural gas sales volume (Mmcf)                488     423      15%
Natural gas average sales price per Mcf     $ 2.88   $2.05      40%

  On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis) ("Emcf"), natural gas represented 82% of TGX's 1997 Emcf sales volumes and 78% of oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow are significantly influenced by changes in gas prices. During 1997, average gas prices increased to $2.88 or $0.83 per Mcf from the 1996 average price of $2.05. Current period oil prices were also higher than the previous period by $2.65 per barrel. Higher oil and gas product prices contributed to an increase in revenues for 1997 of $449,000 or 75% of the current period revenue increase. Both oil and gas prices have declined further since the current quarter end as a result of mild weather conditions and other market factors. The NYMEX natural gas contract price, based on a Mcf basis, was $2.13 for May 1997. As of April 30, 1997, the per barrel posted price for West Texas Intermediate was $18.00.

  Sales volumes during 1997 for natural gas and oil increased 15% and 6%, respectively, primarily due to the Company's continuing acquisition and drilling program activity. The increases in sales volume resulted in additional 1997 oil and gas revenues of $152,000 or 25% of the current period revenue increase. The Company's 1997 acquisition and drilling efforts are continuing and should result in additional sales volume increases over the remainder of 1997.

  Natural gas gathering revenues were relatively flat as compared to 1996, while equity earnings in the Comite Field Plant Venture treating plant decreased by $107,000 or 54% to $90,000 in 1997. The decrease in treating plant earnings is attributed to continued field production declines and 1996 benefiting from the recoupment of approximately $78,000 of previously deferred treating fees pursuant to an agreement. As a result of recent third party exploration activity in close proximity to both the treating plant and gathering system, an additional well's gas has been contracted to this facility with prospects of additional wells being added later in 1997 and 1998. Though the new well's treating and gathering rates per Mcf are lower than current well agreements, the addition of new wells could partially offset the continued decrease in revenues resulting from the older existing wells' production declines.

  Other revenues for 1997 of $76,000 consists of interest income of $19,000 and miscellaneous revenues of $57,000 primarily attributed to the sale of the Company's option to purchase a pipeline in Arkansas to a third party.

Costs and Expenses

  For 1996, total operating expenses increased $64,000 or 20% to $390,000 as compared to $326,000 for 1996. Included in operating expenses are workover costs, severance taxes and through wellhead production costs (lifting costs).

  Workover costs for 1997 and 1996 totaled $60,000 and $86,000, respectively, and primarily represent discretionary well production activities that are implemented to enhance or increase production. Additional workovers are scheduled for 1997.

  Severance taxes for 1997 and 1996 were $81,000 and $60,000, respectively. The increase in severance taxes is related to increased oil and natural gas revenues due to higher prices and increased sales volumes.

  Excluding workover costs and severance taxes, 1997 and 1996 operating expenses totaled $249,000 and $180,000, respectively, for production costs through the wellhead. Operating expenses for 1997 were higher due to an increase in production volumes and full current period impact of 1996 acquisitions and drilling activity. Production costs per equivalent Mcf for 1997 was $0.42 as compared to $0.34 for 1996.

  Treating and transportation expenses in 1997 decreased by $91,000 or 38% to $147,000 as compared to 1996 cost of $238,000. These costs represent post wellhead expenditures incurred to treat Company gas to comply with pipeline specifications or to transport the gas to market. The 1997 decrease is primarily due to 1996 including approximately $78,000 of previously deferred treating fees pursuant to an agreement and expansion of gas sales volumes in 1997 not requiring treating. Treating and transportation expenses for 1997 and 1996, excluding 1996 deferred fees, per equivalent Mcf were $0.25 and $0.31, respectively.

  Depletion, depreciation, and amortization (''DD&A'') expense in 1997 increased $118,000 or 52% to $346,000 from $228,000 in 1996 due primarily to an increase in the weighted average DD&A rate per equivalent Emcf and higher sales volumes. The weighted average DD&A rate for 1997 increased 32% to $0.58 per equivalent Mcf as compared to 1996's rate of $0.44. The remaining increase in DD&A for 1996 is the result of an increase in Emcf sold of 13%.

  Pursuant to successful efforts accounting, unsuccessful exploration costs are expensed as opposed to capitalized. Exploration costs for 1997 totaled $13,000 and represent additional costs incurred related to previously reported unsuccessful 1996 exploration activities.

  General and administrative expenses in 1997 decreased by $30,000 or 5% to $630,000 from $660,000 in 1996. General and administrative expenses for 1997 includes a net charge of $186,000 resulting from a settlement payment, pursuant to an agreement, to the former chief executive officer and $45,000 of professional and other fees related to the previously announced equity restructuring. Excluding the net officer settlement expense, 1997 general and administrative expenses as compared to 1996 decreased $216,000 due primarily to lower personnel and legal costs.

  Interest expense for 1997 decreased $109,000 or 71% to $44,000 from $153,000 in 1996, due to 1996 including accrued interest of $117,000 pursuant to the nonrecourse BMOF note. The accrued BMOF note interest was payable in kind through issuance of additional notes. In conjunction with the April 1996 NFG Litigation settlement, BMOF was paid 50% of the settlement proceeds, pursuant to the amended credit agreement, in cancellation and full payment of the non-recourse secured note. In conjunction with the BMOF note settlement, the Company recognized an extraordinary gain from debt forgiveness, including
accrued interest.   Included in 1997 and 1996 is approximately $4,000 and
$9,000, respectively, of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility.

  Due to tax loss carryforwards, the Company currently pays federal alternative minimum income taxes only. The current income tax of 2% represents an estimate of alternative minimum taxes and represents an effective tax rate of approximately 2% on income before income taxes.

  Pursuant to the terms of the Plan, dividends for the Senior Preferred stock are calculated at 10%, compounded annually and resulted in accrued, but unpaid, dividends expense for 1997 and 1996 of $3,178,000 as compared to $3,205,000, respectively. Dividends on the Old Preferred Stock were $67,000 for 1997 and 1996.

  The accretion of the Senior Preferred redemption value, a non-cash item, is calculated based on the interest method. Accordingly, the amount of accretion increased by 24% to $1,753,000 for 1997 as compared to $1,416,000 in 1996.

                              FINANCIAL CONDITION

  During 1997, the Company's capital expenditures totaled $707,000, an increase of $493,000 from 1996 activity and were primarily related to development drilling and producing well acquisition activity. The Company also incurred workover costs of $60,000. The positive results of these expenditures should result in an increase in sales volumes for 1997.

  At March 31, 1997, the Company had positive working capital of $1,090,000, including $680,000 of estimated current deferred tax asset. The Company also had additional borrowing capacity under its Bank One credit facility of $2,900,000. The Bank One credit facility matures on June 30, 1999 and the interest rate is the bank's stated rate plus 1.5%. The borrowing base under the current credit facility at March 31, 1997 was $4,400,000 and is reduced monthly by $100,000. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election. The credit facility is secured by substantially all of the Company's assets and includes financial ratio and default covenants standard to the industry.

  The Company has certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares have both debt and equity characteristics and, accordingly, are not classified as a component of stockholders' equity. At March 31, 1997, the Senior Preferred redemption value and accrued dividends were $86,786,000 and $56,473,000, respectively. These amounts, plus any additional accrued dividends, must be satisfied before any value can be attributed to the holders of Old Preferred and Common Stock.

  At March 31, 1997, the stockholders' deficit was $74,175,000. Due to the dividend requirements for the Senior Preferred Stock and Old Preferred Stock and accretion of the redemption value of Senior Preferred, if the proposed equity restructuring is not consummated, it is probable that the Company's stockholders' equity will remain a deficit for the foreseeable future.


                        LIQUIDITY AND CAPITAL RESOURCES

  For 1997, the Company's cash provided by operating activities was $254,000. Cash provided by operating activities for 1997 was reduced by the net settlement cost incurred of $186,000 related to the resignation of the former chief executive officer. Also, included in cash provided by operating activities is approximately $100,000 of proceeds received from the Company's 35% equity investment in the Comite Field Plant Venture.

  The Bank One credit facility has a current borrowing base of $4,400,000 with $1,500,000 borrowings and $92,000 of letter of credit commitments outstanding at March 31, 1997. The borrowing base is reduced monthly by $100,000 and all amounts borrowed are due June 30, 1999. As a result of the Company's working capital position, improving operating results and availability under the credit facility, capital resources are deemed sufficient for current operating activities.

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

                          Part II.  Other Information

Item 1.   LEGAL PROCEEDINGS

     Except as set forth in Note 3 of the Notes to Consolidated Financial Statements (Unaudited) included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     (a) Dividends for the Senior Preferred Stock began accruing on the Effective Date, however, as of March 31, 1997, no dividends had been declared. The Senior Preferred Stock will receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends does not violate (i) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits: - Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K - None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TGX CORPORATION
                              (Registrant)



Date: May 14,  1997                     By: /s/ Michael A. Gerlich
                                            ----------------------
                                            Chief Financial Officer